Form 10QSB
period 1996-06-30
HARVEST HOME FINANCIAL CORP
filed 1996-08-14
CIK 919624

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996

                                  OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.  0-25300

                           HARVEST HOME FINANCIAL CORPORATION
     (Exact name of registrant as specified in its charter)

Ohio                                              31-1402988
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification
                                                  Number)

3621 Harrison Avenue
Cheviot, Ohio                                     45211
(Address of principal                             (Zip Code)
executive office)

Registrant's telephone number, including area code: (513)   661-6612

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                 No

As of August 6, 1996, the latest practicable date, 934,857 shares of the registrant's common stock, without par value, were issued and outstanding.

                              INDEX

                                                            Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition     3

          Consolidated Statements of Earnings                4

          Consolidated Statements of Cash Flows              5

          Notes to Consolidated Financial Statements         6

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                         9


PART II - OTHER INFORMATION                                 13

SIGNATURES                                                  14

                  Harvest Home Financial Corporation

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (In thousands, except share data)

                                            June 30,  September 30,
     ASSETS                                     1996        1995


Cash and due from banks                     $  2,496      $     868
Federal funds sold                               600          1,100
Interest-bearing deposits in other
  financial institutions                         306            345
     Cash and cash equivalents                 3,402          2,313

Investment securities designated as
  available for sale - at market              13,090             -
Investment securities - at amortized cost,
  approximate market value of $18,328
  at September 30, 1995                          -           18,032
Mortgage-backed securities designated as
  available for sale - at market              15,713             -
Mortgage-backed securities - at cost,
  approximate market value of $8,890
  at September 30, 1995                          -            9,009
Loans receivable - net                        41,936         38,245
Office premises and equipment - at
  depreciated cost                               964            712
Real estate acquired through foreclosure          -              -
Stock in Federal Home Loan Bank - at cost        578            548
Accrued interest receivable on loans             211            186
Accrued interest receivable on mortgage-
  backed securities                               70             55
Accrued interest receivable on investments
  and interest-bearing deposits                  272            327
Prepaid expenses and other assets                164             89
Prepaid federal income taxes                      -              16

     TOTAL ASSETS                            $76,399        $69,532
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                     $58,226        $56,425
Advances from Federal Home Loan Bank           5,000             -
Advances by borrowers for taxes and
  insurance                                       49             82
Accounts payable on mortgage loans
  serviced for others                              3             16
Accrued interest payable                          56             24
Other liabilities                                141            123
Accrued federal income taxes                      17             -
Deferred federal income taxes                    138            156
     Total liabilities                        63,630         56,826
STOCKHOLDERS' EQUITY
Common stock - 2,000,000 shares of no
  par value authorized, 991,875 shares
  issued and outstanding                          -              -
Additional paid-in capital                     9,518          9,473
Retained earnings - substantially
  restricted                                   5,128          5,021
Shares acquired by Employee Stock Ownership
  Plan                                         (674)          (794)
Shares acquired by Recognition and
  Retention Plan                               (486)             -
Unrealized loss on securities designated
  as available for sale, net of
  related tax effects                           (84)             -
Less 57,018 and 90,093 shares of treasury
  stock - at cost                              (633)          (994)
     Total stockholders' equity               12,769         12,706

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                  $76,399        $69,532

                  Harvest Home Financial Corporation

                  CONSOLIDATED STATEMENTS OF EARNINGS

                   (In thousands, except share data)

                                  Nine months endedThree months ended
                                         June 30,        June 30,
                                       1996    1995     1996   1995

Interest income
  Loans                              $2,335   $2,211$   801$    749
  Mortgage-backed securities            484     422      213    149
  Investment securities                 801     793      248    286
  Interest-bearing deposits and other   204     216       68     46
     Total interest income            3,824   3,642    1,330  1,230

Interest expense
  Deposits                            2,122   1,869      713    643
  Borrowings                             50      -        50     -
     Total interest expense           2,172   1,869      763    643

     Net interest income              1,652   1,773      567    587

Provision for losses on loans            -        9       -       3

     Net interest income after
     provision for losses on loans    1,652   1,764      567    584

 Other operating income                  42      49       15     24

General, administrative and other expense
  Employee compensation and benefits    570     543      198    198
  Occupancy and equipment               190     180       63     61
  Federal deposit insurance premiums     97     105       33     36
  Franchise taxes                        90      58       34     22
  Other                                 176     192       47     45
     Total general, administrative
     and other expense                1,123   1,078      375    362

     Earnings before income taxes       571     735      207    246

Federal income taxes
  Current                               166     223       63     79
  Deferred                               25      27        5      5
     Total federal income taxes         191     250       68     84

     NET EARNINGS                   $   380 $   485  $   139$   162

     EARNINGS PER SHARE                $.45    N/A      $.16   $.17

                The Harvest Home Financial Corporation

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the nine months ended June 30,
                            (In thousands)

                                                 1996         1995
Cash flows provided by (used in) operating
activities:
  Net earnings for the period                 $     380   $     485
  Adjustments to reconcile net earnings
  to net cash provided by (used in)
  operating activities:
    Amortization of deferred loan origination
      fees                                         (28)        (26)
    Depreciation and amortization                    37          32
    Amortization of premiums on mortgage-backed
      securities                                     35          16
    Amortization of premiums on investment
      securities                                     29          39
    Amortization expense of employee benefit
      plans                                         120          -
    Provision for losses on loans                    -            9
    Federal Home Loan Bank stock dividends         (29)        (25)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans         (25)         (9)
      Accrued interest receivable on mortgage-
        backed securities                          (15)        (13)
      Accrued interest receivable on investments
        and interest-bearing deposits                55       (136)
      Prepaid expenses and other assets            (75)         106
      Accounts payable on mortgage loans
        serviced for others                        (13)        (19)
      Accrued interest payable                       32        (11)
      Other liabilities                              18          80
      Federal income taxes
        Current                                      33          42
        Deferred                                     25          27
     Net cash provided by operating activities      579         597

Cash flows provided by (used in) investing
activities:
  Principal repayments on mortgage-backed
    securities                                      995         679
  Purchase of mortgage-backed securities        (7,948)     (2,013)
  Purchase of investment securities                  -     (10,028)
  Proceeds from maturity of investment
    securities                                    5,000       2,000
  Principal repayments on loans                   5,535       3,175
  Loan disbursements                            (9,198)     (4,694)
  Proceeds from sale of real estate acquired
    through foreclosure                              -           31
  Purchase of office equipment                    (289)        (23)
     Net cash used in investing activities      (5,905)    (10,873)

Cash flows provided by (used in) financing
activities:
  Net (decrease) in deposit accounts              1,801    (11,816)
  Proceeds from Federal Home Loan Bank advances   5,000          -
  Advances by borrowers for taxes and insurance    (33)        (32)
  Proceeds from issuance of common stock             -        8,680
  Dividends paid on common stock                  (273)       (200)
  Purchase of treasury stock                       (80)       (546)
     Net cash provided by (used in) financing
       activities                                 6,415     (3,914)

Net increase (decrease) in cash and cash
  equivalents                                     1,089    (14,190)

Cash and cash equivalents at beginning of
  period                                          2,313      16,333

Cash and cash equivalents at end of period     $  3,402    $  2,143

Supplemental disclosure of cash flow
information:
  Cash paid during the year for:
    Federal income taxes                      $     132   $     199

    Interest on deposits and borrowings        $  2,140    $  1,880

Supplemental disclosure of noncash investing
activities:
  Transfer of investment and mortgage-backed
    securities to an available for sale
    classification                              $25,732   $     -

  Unrealized loss on securities designated
    as available for sale, net of related
    tax effects                              $       84   $     -

               Harvest Home Financial Corporation

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the three and nine month periods ended
                     June 30, 1996 and 1995


In January 1994, Harvest Home Savings Bank's (the Savings Bank) Board of Directors adopted an overall plan of conversion and reorganization (the Plan) providing for the Savings Bank's conversion to the stock form of ownership, followed by the issuance of all of the Savings Bank's outstanding stock to a newly formed holding company, Harvest Home Financial Corporation (the Corporation). On October 7, 1994, the Savings Bank completed its conversion to the stock form of ownership, and issued all of the Savings Bank's outstanding shares to the Corporation.

The common stock offering culminated in the sale of 991,875 shares to depositors at a price of $10.00 per share which, after consideration of offering expenses totaling $446,000, and shares purchased by employee benefit plans totaling $793,500, resulted in net cash proceeds of $8.7 million. The financial statements for the periods prior to October 1994 are those of the Savings Bank prior to the conversion and reorganization.

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended June 30, 1996 and 1995, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The  accompanying consolidated financial statements  include  the
accounts   of  the  Corporation  and  the  Savings   Bank.    All
significant intercompany items have been eliminated.

3.  Earnings Per Share

Earnings  per  share for the three and nine month  periods  ended
June 30, 1996 is computed based on 864,420 and 841,743 weighted-average shares outstanding, respectively.

Earnings per share for the three month period ended June 30, 1995, is computed based on 942,282 weighted-average shares outstanding.

               Harvest Home Financial Corporation

                For the three and nine month periods ended
                     June 30, 1996 and 1995


3.   Earnings Per Share (continued)

Earnings per share for the nine month period ended June 30, 1995, is not applicable as the Corporation completed its conversion to the stock form of ownership in October 1994.


4.  Effects of Recent Accounting Pronouncements

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan". This Statement, which was amended by SFAS No. 118 as to certain income recognition and financial statement disclosure provisions, requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or fair value of the collateral. SFAS No. 114 was effective for years beginning after December 15, 1994 (fiscal 1996 as to the Corporation). The Corporation adopted the Statement effective October 1, 1995, without material effect on consolidated financial condition or results of operations.

In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (the Statement). SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. The Corporation adopted the Statement for the fiscal year beginning October 1, 1994 by designating all investment and mortgage-backed securities as held-to-maturity.

During  September 1995, the Financial Accounting Standards  Board
(FASB) granted financial institutions the opportunity to reclassify the investment portfolios without violating SFAS No.
115.   The  Corporation  took advantage of  this  opportunity  by reclassifying all of its investment and mortgage-backed securities from held to maturity to available for sale. All reclassifications were made on a single day in conformity with the requirement. Management believes that such changes will allow more flexibility in managing interest rate risk within the investment and mortgage-backed securities portfolios.

               Harvest Home Financial Corporation

                For the three and nine month periods ended
                     June 30, 1996 and 1995


4.  Effects of Recent Accounting Pronouncements (continued)

In   October  1994,  the  FASB  issued  SFAS  No.  123   entitled
"Accounting   for  Stock-Based  Compensation."   SFAS   No.   123
establishes a fair value based method of accounting for stock-based compensation paid to employees. The Statement recognizes the fair value of an award of stock or stock options on the grant date and is required to be adopted by fiscal 1997, although earlier adoption is permitted. Management does not believe that the disclosure provisions of SFAS No. 123 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.


5.  Pending Legislative Changes

The deposit accounts of the Savings Bank and of other savings associations are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF are below the level required by law, because a significant portion of the assessments paid into the fund have been used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the disparity in the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995, and in 1996 BIF assessments required of healthy commercial banks are limited to a $2,000 minimum fee. This premium disparity could have a negative competitive impact on the Savings Bank and other institutions with SAIF deposits.

Congress is considering legislation to recapitalize the SAIF and eliminate the significant premium disparity. Currently, that recapitalization plan provides for a special assessment of approximately $.85 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. This would likely increase BIF assessments by $.02 to $.025 per $100 in deposits. SAIF assessments would initially be set at the same level as BIF assessments and could never be reduced below the level for BIF assessments. These projected assessment levels may change if commercial banks holding SAIF deposits are provided some relief from the special assessment or are allowed to transfer SAIF deposits to the BIF.

               Harvest Home Financial Corporation

                For the three and nine month periods ended
                     June 30, 1996 and 1995


5.  Pending Legislative Changes (continued)


A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1998. However, the SAIF recapitalization legislation currently provides for an elimination of the thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. As a result, the Savings Bank would be regulated as a bank under Federal laws which would subject it to the more restrictive activity limits imposed on national banks. The Corporation, as the holding company of the Savings Bank would become a bank holding company, which would subject it to more restrictive activity limits and to capital requirements similar to those imposed on the Savings Bank. In a separate legislative proposal, tax legislation would require the Savings Bank to recapture post-1987 additions to its bad debt reserve, and the Savings Bank would not be able to utilize the percentage of taxable income method to compute its reserve in the future.
Under such legislation the Savings Bank may be required to recapture approximately $360,000 of its bad debt reserve, which represents post-1987 additions to the reserve.

The Savings Bank had $56.5 million in deposits at March 31, 1995. If the special assessment is $.85 per $100 in deposits, the Savings Bank will pay an additional assessment of $480,000. This assessment should be tax deductible, but it will reduce earnings and capital for the quarter in which it is recorded. It is expected that quarterly SAIF assessments will be reduced to approximately $.06 to $.065 per $100 in deposits.

No assurances can be given that the SAIF recapitalization plan will be enacted into law or in what form it may be enacted. In addition, the Corporation can give no assurances that the disparity between BIF and SAIF assessments will be eliminated and cannot predict the impact of being regulated as a bank holding company, or the change in tax accounting for bad debt reserves, until the legislation requiring such change is enacted.


Discussion of Financial Condition Changes from September 30, 1995 to June 30, 1996

At June 30, 1996, the Corporation had total assets of $76.4 million, an increase of $6.9 million, or 9.9%, from September 30, 1995. The increase in assets resulted primarily from a $1.8 million increase in deposits and a $5.0 million increase in advances from the Federal Home Loan Bank.

               Harvest Home Financial Corporation

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 1995 to June 30, 1996 (continued)


Cash and due from banks and interest-bearing deposits in other financial institutions increased by $1.1 million, to a total of $3.4 million at June 30, 1996. Investment securities decreased by $4.9 million, or 27.4%, primarily as a result of maturities in the portfolio. Mortgage-backed securities increased by $6.7 million, or 74.4%, due primarily to the purchase of $5.0 million in such securities via an arbitrage transaction with the Federal Home Loan Bank.

Loans receivable increased by $3.7 million, or 9.7%, as loan disbursements of $9.2 million exceeded principal repayments of $5.5 million. Loan disbursements in the current nine month period exceeded those during the nine months ended June 30, 1995 by $4.5 million, or 96.0%.

At June 30, 1996, Harvest Home's allowance for loan losses totaled $111,000, which equaled the level maintained at September 30, 1995. The allowance for loan losses is evaluated by management based upon an assessment of current and anticipated economic conditions applied to the loan portfolio, as well as, evaluating the quality of the portfolio. At June 30, 1996, the Corporation had $147,000 in nonperforming loans, as compared to $143,000 in nonperforming loans at September 30, 1995.

Deposits totaled $58.2 million at June 30, 1996, an increase of $1.8 million, or 3.2%, from the $56.4 million of deposits outstanding at September 30, 1995. This increase resulted from management's efforts to achieve a moderate rate of growth through advertising and deposit pricing strategies.

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital ratio guidelines to which the Savings Bank is
subject.    The  guidelines  establish  a  systematic  analytical
framework   that  makes  regulatory  capital  requirements   more
sensitive   to   differences  in  risk  profiles  among   banking
organizations.   Risk-based  capital  ratios  are  determined  by
allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide the Savings Bank's capital into two tiers. The first tier ("Tier 1") includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary

               Harvest Home Financial Corporation

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 1995 to June 30, 1996
(continued)


("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The FDIC may, however, set higher capital requirements when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

In addition, the FDIC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for savings banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other savings banks are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

As of June 30, 1996, the Savings Bank's regulatory capital substantially exceeded all minimum capital requirements.


Comparison of Operating Results for the Nine Month Periods  Ended
June 30, 1996 and 1995

General

Net earnings for the nine months ended June 30, 1996 totaled $380,000, a decrease of $105,000, or 21.6%, from the comparable 1995 period. The decrease in earnings resulted primarily from a $121,000 decrease in net interest income and a $45,000 increase in general, administrative and other expense, which were partially offset by a $9,000 decrease in the provision for losses on loans and a $59,000 decrease in the federal income tax provision.

Net Interest Income

Interest income on loans for the nine months ended June 30, 1996, increased by $124,000, or 5.6%, as compared to the nine months ended June 30, 1995. The increase was primarily due to a $2.7 million increase in the weighted average portfolio balance year-to-year. Interest income on mortgage-backed securities increased

               Harvest Home Financial Corporation

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods  Ended
June 30, 1996 and 1995  (continued)


by $62,000, or 14.7%, due primarily to the increase in the balance outstanding, as previously discussed. Interest income on investment securities and other interest-earning assets decreased by $4,000, or .4%. This increase was primarily the result of a $3.1 million decline in the weighted average portfolio balance outstanding year-to-year, which was partially offset by an increase in yield.

Interest expense on deposits increased by $253,000, or 13.5%, during the nine months ended June 30, 1996. This increase was the result of an increase in the cost of deposits, coupled with an increase in the weighted average balance of deposits outstanding of approximately $900,000. The increase in the cost of deposits generally reflects the increase in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $121,000, or 6.8%, during the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995.

Provision for Loan Losses

The Savings Bank's provision for loan losses declined by approximately $9,000 for the nine months ended June 30, 1996. Management bases its decisions to record additions to the provision on its assessment of the level of delinquent and nonperforming loans and current and anticipated economic conditions applied to the portfolio.

Other Income

Other income increased by $7,000 or 14.3%, during the nine months ended June 30, 1996. This increase was due to an increase in service charges and other fees on loans and deposits year-to-year.

General, Administrative and Other Expense

General, administrative and other expense increased by approximately $45,000, or 4.2%, during the nine months ended June 30, 1996, as compared to 1995. This increase was primarily the result of a $27,000, or 5.0%, increase in employee compensation and benefits, a $10,000, or 5.6%, increase in occupancy and equipment and a $32,000, or 55.2%, increase in franchise taxes, which were partially offset by an $16,000, or 8.3%, decline in other expense. The increase in compensation expense generally reflects normal merit increases, coupled with increased costs attendant to employee benefit plans, which were partially offset by an increase in deferred loan origination costs attendant to the $4.5 million increase in loan origination volume year-to-year. The increase in franchise taxes resulted from the
Corporation's growth in equity following the mutual-to-stock conversion, while the increase in occupancy reflected pro-rata increases in various operating costs. The decline in other operating expense resulted primarily from a decline in advertising costs relating to the Corporation's 75th Anniversary promotion in the 1995 period.

Federal Income Taxes

The provision for federal income taxes decreased by $59,000, or 23.6%, during the nine months ended June 30, 1996, due primarily to a decrease in earnings before income taxes of $164,000, or 22.3%. Harvest Home's effective tax rates amounted to 33.5% and 34.0% during the nine months ended June 30, 1996 and 1995, respectively.


Comparison of Operating Results for the Three Month Periods Ended
June 30, 1996 and 1995

General

Net earnings for the three months ended June 30, 1996, totaled $139,000, a decrease of $23,000, or 14.2%. The decrease in net earnings resulted primarily from a $20,000 decrease in net interest income and a $13,000 increase in general, administrative and other expense, which were partially offset by a $16,000 decrease in the federal income tax provision.


Net Interest Income

Interest income on loans for the three months ended June 30, 1996, increased by $52,000, or 6.9%. Interest income on mortgage-backed securities increased by $64,000, or 43.0%, due to an increase in yield, coupled with an increase in the weighted
average  portfolio  balance outstanding  year-to-year.   Interest
income on investment securities and other interest-earning assets decreased by $16,000, or 4.8%. This decrease was primarily the result of a decrease in yields available on short term deposits year-to-year.

Interest expense on deposits increased by $70,000, or 10.9%, during the three months ended June 30, 1996. This increase was the result of an increase in the cost of deposits, generally reflecting an increase in interest rates in the economy.

               Harvest Home Financial Corporation

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
June 30, 1996 and 1995 (continued)



As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $20,000, or 3.4%, during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995.

Provision for Loan Losses

The  Savings  Bank's  provision  for  loan  losses  declined   by
approximately $3,000 for the three months ended June 30, 1996, as compared to the 1995 quarter.

Other Income

Other income decreased by $9,000, or 37.5%, during the three months ended June 30, 1996. This decrease was due to a decline in service charges and other fees year-to-year.

General, Administrative and Other Expense

General, administrative and other expense increased by approximately $13,000, or 3.6%, during the three months ended June 30, 1996, as compared to 1995. This increase was primarily the result of a $12,000, or 54.5%, increase in franchise taxes and pro-rata increases in other operating costs. The increase in franchise taxes resulted from the increase in the Corporation's equity following the completion of its stock offering in fiscal 1995.

Federal Income Taxes

The provision for federal income taxes declined by $16,000, or 19.0%, during the three months ended June 30, 1996, due primarily to an decline in earnings before income taxes of $39,000, or 15.9%. The Corporation's effective tax rates amounted to 32.9% and 34.1% during the three months ended June 30, 1996 and 1995, respectively.

               Harvest Home Financial Corporation

                             PART II


ITEM 1.   Legal Proceedings

          Not applicable


ITEM 2.   Changes in Securities

          Not applicable


ITEM 3.   Defaults Upon Senior Securities

          Not applicable


ITEM 4.   Submission of Matters to a Vote of Security Holders

          None


ITEM 5.   Other Materially Important Events

               None


ITEM 6.   Exhibits and Reports on Form 8-K

          None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     August 12, 1996    By: /s/John E. Rathkamp
                                 John E. Rathkamp
                                 President, Chief Executive
                                 Officer and Secretary




Date:      August 12, 1996   By:  /s/Dennis J. Slattery
                                   Dennis J. Slattery
                                   Executive Vice President,
                                   Treasurer