Form 10KSB40
period 1996-09-30
HARVEST HOME FINANCIAL CORP
filed 1996-12-30
CIK 919624

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended September 30, 1996

       Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________________ to ____________________

     Commission file number 0-25300

                       HARVEST HOME FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)


        Ohio                                          31-1402988
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3621 Harrison Avenue, Cheviot, Ohio                      45211
(Address of Principal Executive Offices)               (Zip  Code)

Registrant's telephone number, including area code: (513) 661-6612

          Securities registered pursuant to 12(b) of the Exchange Act:

                                      None
                                (Title of Class)

         Securities registered under Section 12(g) of the Exchange Act:

                        Common shares without par value
                                (Title of Class)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X       YES                         NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year.  $5,283,000

     Based upon the bid price provided by the NASDAQ system, the aggregate market value of voting stock held by non-affiliates of the issuer on December 18, 1996 was $7,637,000.

     934,857 shares of issuer's common shares were issued and outstanding as of December 18, 1996, this total is net of 57,018 shares of issuer's common stock repurchased as treasury shares.

     Page 1 of 57 sequentially numbered pages.

     Index to Exhibits on page 56.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's annual report to security-holders furnished to the Commission under Rule 14a-3 or 14c-3; Registrant's definitive proxy statement filed in accordance with Rule 14a-101, Schedule 14a filed on December 6, 1996.

                                     PART I

Item 1.        Description of Business

     Harvest Home Financial Corporation ("HHFC", or the "Corporation") was incorporated in February 1994 under Ohio Law for the purpose of acquiring all of the capital stock issued by Harvest Home Savings Bank in connection with its conversion from a state chartered mutual savings bank to a state chartered stock savings bank (the "Conversion"). The Conversion was consummated on October 7, 1994 and, as a result, the Corporation became a unitary savings and loan holding company for its wholly owned subsidiary, Harvest Home Savings Bank ("Harvest Home" or the "Bank"). The Corporation has no significant assets other than the Bank's common stock acquired in the Conversion and that portion of the net proceeds of the Conversion retained by the Corporation and has no significant liabilities. Future references to the Corporation or Harvest Home are utilized herein as the context requires.

General

     As a community oriented financial institution, Harvest Home seeks to serve the financial needs of the families and community businesses in its market area. Harvest Home is principally engaged in the business of attracting deposits from the general public (which are insured to applicable limits by the Savings Association Insurance Fund) and using such deposits to originate residential loans in its primary market area. To a lesser extent, Harvest
Home also originates construction loans and loans secured by multi-family residential real estate, nonresidential real estate, and deposits. In addition, Harvest Home invests in mortgage-backed securities, other investment grade securities, and short-term liquid assets. Harvest Home also offers a Visa credit card program through a commercial bank.

     Harvest Home conducts business from its main office in Cheviot, Ohio and from two full-service branch offices located in the Cincinnati area. Harvest Home's primary market area consists of western Hamilton County, Ohio, although its market also extends to the remainder of Hamilton County and to the townships contiguous to Hamilton County in the counties of Butler, Clermont, and Warren.

                 SELECTED FINANCIAL INFORMATION AND OTHER DATA

     The following tables set forth certain information concerning the consolidated financial condition, earnings and other data regarding HHFC at the dates and for the periods indicated. The financial information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.


                                At September 30,

Selected Financial condition
and other data:  1996      1995      1994      1993      1992

                             (Dollars in thousands)


Total amount of:
Assets           $78,718   $69,532   $72,765   $64,925   $63,554
Cash and cash
  equivalents1     1,708     2,313    16,333     9,541     7,124
Investment
  securities2     12,105    18,032     9,992     6,125     6,109
Mortgage-backed
  securities2     20,429     9,009     8,243     9,545     6,918
Loans receivable
  - net            42,267    38,245    36,319    38,012    41,663
Deposits           57,958    56,425    67,810    60,470    59,548
Stockholders'
  equity3           9,725    12,706     4,581     4,166     3,676

Number of:
 Real estate loans
   outstanding     1,038     1,000     1,052      975      1,039
 Deposit accounts  8,466     8,309     6,987    7,536      7,321
 Full service
   offices             3         3         3        3          3



Summary of Earnings:       Year Ended September 30,

                 1996      1995      1994      1993      1992

                                 (In thousands)

Interest income  $5,209    $4,872    $4,187    $4,584    $5,203
Interest expense  2,969     2,569     2,387     2,676     3,414
Net interest
  income          2,240     2,303     1,800     1,908     1,789
Provision for
  loan losses         1        12         9        59         0

Net interest
  incomeafter
  provision for
  loan losses     2,239     2,291     1,791     1,849     1,789

Other income         74        50        53        56        58
General,
  administrative
  and other
  expense         2,136     1,372     1,216     1,158     1,101
Earnings before
  income taxes      177       969       628       747       746
Federal income
  taxes              45       329       213       257       251
Net earnings       $132    $  640    $  415    $  490    $  495

(1) Includes cash, federal funds sold and interest-bearing deposits in other financial institutions.
(2) Includes securities designated as available for sale.
(3) Consists of only retained earnings at September 30, 1991 through 1994, inclusive.


                                At September 30,

Selected Financial
  ratios:                       1996      1995      1994      1993      1992

Interest rate spread
(difference between
average yield on
interest-earning
assets and average cost
of interest-bearing
liabilities)                    2.24%     2.48%      2.63%    2.81%     2.75%

Net interest margin
(net interest income
as a percentage of
average interest-
earning assets)                3.07      3.27       2.82     3.07      2.92

Return on equity (net
earnings divided
by average equity)             1.05      5.09       9.49    12.50     14.43

Return on assets
(net earnings
divided by average
total assets)                  0.18      0.89       0.64     0.76      0.79

Equity-to-assets ratio
(average equity divided
by average
total assets)                 16.94     17.56       6.70     6.10      5.44

Loans loss reserve
as a percentage
of non-performing
loans                         67.68%    76.92%    280.00%    N/M(1)   36.67%

(1) Not meaningful.

Lending Activities

           General. Harvest Home's primary lending activity is the origination of conventional mortgage loans for its own portfolio secured by one-to four-family residential properties located in Harvest Home's primary market area. To a lesser extent, loans for the construction of one- to four-family homes, mortgage loans on multifamily properties containing five units or more and nonresidential properties, and secured home equity loans are also offered by Harvest Home. In addition to mortgage lending, Harvest Home makes a limited amount of consumer loans secured by deposits.

            Loan Portfolio Composition. The following table presents certain information with respect to the composition of Harvest Home's loan portfolio at the dates indicated.

                                             At September 30

                                       1996                1995                      1994




                                           Percent                Percent                  Percent
                                           of total               of total                of total
                                 Amount     loans       Amount     loans       Amount      loans

Type of Loan:

Residential real estate
loans:
 Construction loans            $ 3,290       7.8%      $ 1,505       3.9%      $ 1,660       4.6%
 1-4 family and multi-
   family (1)                   38,210      90.4%       34,002      88.9        32,898      90.6

Nonresidential real
   estate and land               3,281       7.8%        3,341       8.8         3,101       8.5

Deposit accounts                    42        .1            83        .2            90       0.2

                                44,823     106.1        38,931     101.80       37,749     103.9

Less:
 Loans in process              (2,320)       5.5         (428)      (1.1)       (1,148)     (3.2)
 Deferred loan
   origination fees             ( 125)        .3         (148)      ( .4)        ( 184)     (0.5)
 Allowance for loan losses      ( 111)        .3         (110)      ( .3)        (  98)     (0.2)

 Total Loans                   $42,267     100.0%      $38,245      00.0%      $36,319     100.0%

Type of Security:

 Residential real
 estate:
 1-4 family                    $39,978     94.6%       $34,117      89.2%      $32,818      90.4%
 Other dwelling                  1,522      3.6          1,390       3.6         1,740       4.8
Nonresidential real estate       3,281      7.8          3,341       8.8         3,101       8.5
Deposit Accounts                    42       .1             83        .2            90       0.2

                               $44,823    106.1         38,931     101.8        37,749     103.9

Less:
 Loans in process               (2,320)     5.5          (428)      (1.1)       (1,148)     (3.2)
 Deferred loan
  origination fees               ( 125)      .3          (148)       (.4)         (184)     (0.5)
 Allowance for loan losses       ( 111)      .3          (110)       (.3)         ( 98)     (0.2)

Total Loans                     $42,267  100.0%        $38,245     100.0%      $36,319     100.0%

(1) Includes home equity lines of credit underwritten on the same basis as first mortgage loans.

          Loans. The following table sets forth certain information as of September 30, 1996 regarding the dollar amount of loans maturing in Harvest Home's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                                           Due 3-5        Due 5-10       Due 10-      Due 20
                              Due during the                years          years         20 years     or more
                           year ending September 30,        after          after          after        after
                                                           9/30/96        9/30/96        9/30/96      9/30/96       Total
                           1997       1998      1999

                                                                 (In thousands)

Mortgage loans(1)(2)
One to four family
residential
Adjustable                $ 279       $ 119    $  45       $  114         $1,403          $11,368      $4,936       $18,264

Fixed                        25          65       31        1,503          3,132           11,901       2,501        19,158

Multi-family
residential(2):
Adjustable                  28          78       197         304             276              639           0         1,522

Non-residential             13          32       117           0             667            2,452           0         3,281

Deposit Account loans       42           0         0           0               0                0           0            42

 Total loans             $ 387       $ 294     $ 390      $1,921          $5,478          $26,360      $7,437       $42,267


[FN]
(1) Amounts shown are net of loans in process of $2,320,000, deferred loan origination fees of $125,000 and allowance for loan losses of $111,000.
(2) Includes construction loans and land loans.
[/FN]

           The following table sets forth the dollar amount of all loans due after one year from September 30, 1996, which have predetermined interest rates and floating or adjustable interest rates:


                          Predetermined             Floating or
                               Rates              adjustable rate         Total
                                        (in thousands)

Mortgage Loans:

One- to four-
family residential           $19,133                   $17,985             $37,118

Multi-family
residential                        0                     1,494              1,494

Nonresidential                     0                     3,268              3,268

Total loans:                 $19,133                   $22,747            $41,880


  One- to Four-Family Residential Real Estate Loans. The primary lending activity of Harvest Home has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Harvest Home's primary market area. In addition, Harvest Home makes second mortgage loans, as well as home equity lines of credit underwritten on the same basis as first mortgage loans. Harvest Home also has a small percentage of loans secured by property located outside its primary market area including a small percentage secured by real estate located in nearby south eastern Indiana and northern Kentucky. Each of such oans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

  Regulations limit the amount which Harvest Home may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. Within the parameters of such regulations, Harvest Home makes fixed rate loans on single family, owner occupied residences up to 80% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV") for terms not to exceed 15 years and adjustable-rate mortgage loans ("ARMs") up to 89% LTV. Harvest Home does not require private mortgage insurance for such loans. Harvest Home recently began offering ARMs for terms not to exceed 25 years in amounts up to 95% LTV and requires private mortgage insurance for such loans. Harvest Home also offers loans to low and moderate income borrowers for first time purchase of single family owner occupied residences. These loans can be obtained for up to 95% of the property's purchase price at a discounted fixed interest rate for a period of up to 25 years, and require private mortgage insurance.

  ARMs are offered by Harvest Home for terms of up to 30 years. The interest rate adjustment period on the ARMs is three years which is tied to changes in the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year as made available by the Board of Governors of the Federal Reserve System (the "Index"). The interest rate for the next three-year period is increased or decreased by the amount of the change in the Index between the date the interest rate was set and the date of the three-year adjustment rounded to the nearest one-quarter percent. The maximum allowable adjustment at each adjustment date is usually 2% with a maximum adjustment of 5% over the term of the loan. ARMs generally have an increased risk of delinquency in periods of rising interest rates due to the increasing monthly payments required of borrowers. Harvest Home has in the past issued three-year ARMs tied to different indexes. One such index is tied to a one-year (our most current index) constant maturity U.S. Treasury Index. Another index is tied to the interest rates being charged by Harvest Home for similar type loans at the time of the interest rate change. Borrowers are qualified at the contract rate at the time of origination of the loan.

  Harvest Home's one- to four-family residential real estate loan portfolio was approximately $36.7 million at September 30, 1996, and represented 86.8% of total loans at such date. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $531,000 or 1.25% of the total one- to four-family residential real estate loan balance, were
delinquent.   See "Delinquent Loans, Non-Performing Assets and Classified
Assets."

  Multifamily Residential Real Estate Loans. In addition to loans on one- to four-family properties, Harvest Home makes loans secured by multi-family properties containing over four units. Multi-family loans generally have terms of up to 20 years and a maximum LTV of 80%. Such loans are currently made with adjustable interest rates.

  Multi-family lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Harvest Home attempts to reduce the risk associated with multi-family lending by evaluating the credit-worthiness of the borrower and the projected income from the project, and by obtaining personal guarantees on loans made to corporations and partnerships, and, where deemed necessary, Harvest Home obtains additional collateral. Harvest Home currently requires that borrowers agree to submit financial statements annually to enable Harvest Home to monitor the loan, although no such requirement existed until 1993.

  At September 30, 1996, Harvest Home had $1.5 million of multi-family residential real estate loans, representing 3.6% of total loans at that date. At such date no such loans were delinquent.

  Construction Loans. Harvest Home makes construction loans for residential and non-residential real estate. Such loans are structured to become permanent loans upon completion of construction. Residential construction loans are offered at fixed rates for terms up to 15 years, and at adjustable rates up to 30 years. Non-residential construction loans are offered at adjustable rates for terms up to 20 years. The majority of the construction loans originated by Harvest Home are made to owner-occupants for construction of single family homes. The remainder are made for non-owner occupied properties to builders for small projects, some of which have not been pre-sold, and to other small commercial developers.

  Construction loans for non-owner occupied properties generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, construction loans in general are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Harvest Home would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Harvest Home's construction loans generally are secured by property located in Harvest Home's primary market area. Construction loans secured by property outside the primary lending area are secured by property in Eastern Hamilton County and surrounding counties, all within the State of Ohio; such loans are made on the same terms and conditions as those within the primary lending area and pose no more risk than those within the primary lending area.

  At September 30, 1996, Harvest Home had $3.3 million of construction loans, or 7.8% of its loan portfolio, none of which were delinquent.

  Nonresidential Real Estate Loans and Land Loans. Harvest Home also makes loans secured by nonresidential real estate consisting primarily of retail stores, warehouses, and office buildings. Such nonresidential loans are made only with adjustable rates of interest. Such loans have terms of up to 20 years and a maximum LTV of 75%. The largest loan of this type at September 30, 1996 had a principal balance of $467,737 and was secured by a retail shopping center and the residence of the borrower, both located in Harvest Home's primary market area.

  Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. Harvest Home has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property, and appraisals supporting the property's valuation. Harvest Home currently requires borrowers to agree to submit financial statements annually to allow Harvest Home to monitor the loan, although no such requirement existed until 1993.

  At September 30, 1996, Harvest Home had a total of $3.3 million invested in nonresidential real estate loans. Such loans comprised approximately 7.8% of Harvest Home's total loans at such date. At such date, $32,000 or 1.0% of nonresidential real estate loans were non-performing.

  Deposit Account Loans. Harvest Home makes consumer loans, exclusively to depositors on the security of their deposit accounts. Such loans are made at adjustable rates of interest, and the principal amount of the loan cannot exceed the face value of the pledged deposit. Interest is due quarterly, and principal is due on demand.

  At September 30, 1996, Harvest Home had approximately $42,000 or .1% of total loans, invested in deposit loans.

  Home Equity Lines of Credit and Second Mortgages. Harvest Home offers home equity lines of credit. These are typically secured by second mortgages, but with some being secured by first mortgages. The line of credit agreements currently being offered by Harvest Home provide that borrowers can obtain advances up to their credit limit for a period of fifteen years, and after that time, the borrowers must repay the outstanding balance over a period of the next ten years. Harvest Home has offered in the past home equity lines of credit which are open ended and have no required repayment period or fixed termination date. These lines of credit may, however, be terminated at any time by either party.

  Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by Harvest Home's lending staff, and walk-in customers.

  Loan applications for permanent mortgage loans are taken by loan personnel. Harvest Home obtains a credit report, verification of employment, and other documentation concerning the credit-worthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by an independent fee appraiser approved by the Board of Directors. For residential properties, an environmental study is conducted only if the appraiser or a director has reason to believe that an environmental problem may exist. For most non-residential properties, an environmental report is required. For most multi-family and nonresidential mortgage loans, a personal guarantee is required. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to the Executive Committee and/or the Board of Directors for approval or rejection. Loan applications which do not exceed $100,000 generally can be approved by the Harvest Home's designated loan officer as long as the loan conforms to all underwriting requirements.

  If a mortgage loan application is approved, an attorney's opinion of title is obtained on the real estate which will secure the mortgage loan. Harvest Home does not obtain title insurance. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Harvest Home as an insured mortgagee.

  The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications, and estimates of construction costs. Harvest Home also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

  Harvest Home's loans contain provisions that the entire balance of the loan is due upon sale of the property securing the loan.

  Loan Originations, Purchases, and Sales. During the past several years, Harvest Home has been actively originating new fixed-rate and adjustable-rate loans. All loans originated during that period have been held in portfolio. Harvest Home has not sold a loan since 1984. Harvest Home does not process loans on forms accepted on the secondary market. Management believes other significant secondary market guidelines are followed. While there are no current plans to do so, Harvest Home may sell loans in the future if management deems it in the best interest of Harvest Home. Prior to 1981, Harvest Home originated mortgage loans only at fixed rates. Beginning in 1981, Harvest Home originated only adjustable-rate loans. In the late '80s, Harvest Home again began originating a limited amount of fixed-rate mortgage loans, up to maximum terms of 15 years, which are held in its portfolio in addition to ARMs.

  Harvest Home generally does not participate in loans originated by other institutions. Harvest Home had in its portfolio participations originated and serviced for others totalling $350,000 at September 30, 1996. Harvest Home will consider participation in loans in the future if management deems it to be in the interest of Harvest Home.

  The following table presents Harvest Home's mortgage loan originations and mortgage-backed securities purchases, and sales activity for the periods indicated:

                            Year Ended September 30,


                           1996               1995               1994               1993

Loans Originated:                               (In thousands)

Construction            $ 3,488             $  962            $1,269              $  455

1 to 4 Family             7,082              5,466             5,480               4,771

Home equity line
 of credit                 570                 385               242                 946

5 or more units            220                   0                 0                 365

Nonresidential
  real estate              844                   0               188                  0

Deposit Accounts            56                  85                60                138

Total loans
originated             $12,260              $6,898            $7,239             $6,675

Loans and
mortgage-backed
securities
purchased:

Loans                  $     0             $     0           $     0             $     0

Insured,
guaranted or
collaterized
mortgage-backed
securities              12,972               2,013            1,000               4,077

Total loans and
mortgage-backed
securities
purchased              $12,972              $2,013           $1,000             $4,077


Loans and mortgage-
backed securities
sold:

Residential real
estate loans          $     0              $     0          $     0             $     0

Mortgage-backed
securities                265                    0                0                   0

Total loans and
mortgage-backed
securities sold       $   265              $     0           $     0            $     0


  Regulations generally limit the aggregate amount that a savings bank can lend to one borrower to an amount equal to 15% of the savings bank's unimpaired capital and unimpaired surplus (collectively, "Unimpaired Capital"). A savings bank may loan to one borrower an additional amount not to exceed 10% of the association's Unimpaired Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying these limits, the regulations require that loans to certain related or affiliated borrowers be aggregated. Based on such limits, Harvest Home could have made loans in an aggregate principal amount of $1.1 million to one borrower at September 30, 1996. At that date, Harvest Home had no loans in excess of such limits.

  Loan Origination and Other Fees. Harvest Home realizes loan origination fee and other fee income from its lending activities, and also realizes income from late payment charges, and fees for other miscellaneous services.

  Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments, and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with SFAS No. 91 as an adjustment to yield over the life of the related loan.

  Delinquent Loans, Non-Performing Assets and Classified Assets. When a borrower fails to make a required payment on a loan, Harvest Home attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies have been cured promptly.

  Loans originated by Harvest Home before 1981 required payment of interest in advance. Although the mortgage documents require payments on the first of each month, borrowers were told that payments would not be treated as delinquent if made by the last working day of that month.

  Loans originated commencing in 1981 require interest in arrears, and payments are due on the first day of the following month.

  The following collection procedures are generally used:

  A. When a loan payment is in arrears beyond the late payment date, a notice of late payment is generated by the on-line computer system and mailed to the borrower. A copy of the notice is filed in the loan file.

  B. When a loan payment exceeds the due date by thirty days, the loan is scheduled for individual attention. Additional late notices are sent to the borrower followed by a telephone call, if necessary.

  C. When a loan payment exceeds the due date by sixty days and personal contact has not cured the delinquency, a ten-day collection letter is sent to the borrower by the Savings Bank's attorney. When a delinquent loan account is referred to the attorney for collection, the borrower is restricted from making any payment other than the total amount due as of the date of payment.

  D. If the procedures outlined in C above have not cured the delinquency, legal action is filed against the borrower.

  Real estate acquired by Harvest Home as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, it is recorded by Harvest Home at the lower of the book value of the related loan or the estimated fair value of the real estate, less selling expenses at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual, if any, ceases no later than the date of acquisition of the real estate, and all costs incurred from such date in maintaining the property are expensed. Costs relating to the development and improvement of the property are capitalized to the extent of fair value. Harvest Home has had only two parcels of REO during the last three years.

  Harvest Home places loans on non-accrual status when the collectibility of the loan is in doubt or when a loan is more than ninety days delinquent in interest payments.

  The following table reflects the amount of loans in a delinquent status as of the dates indicated:



                  September 30, 1996          September 30, 1995          September 30, 1994

                                             Percent                        Percent                            Percent
                                                of                             of                                 of
                                               total                         total                              total
                          Number     Amount    loans     Number     Amount   loans       Number    Amount       loans


Days delinquent for
(1):                                       (Dollars in Thousands)

30 - 59 days                11       $267      .63%       19         $574    1.50%          12        $287      0.79%

60 - 89 days                 3        132      .31%        1            9     .02%           3         112      0.31%

90 days and over             4        164      .39%        6          143     .38%           1          30      0.08%

Total delinquent
loans                       18       $563     1.33%       26         $726    1.90%           16       $429      1.18%

(1)  At September 30, 1996, delinquencies include 17 one-to-four family residential loans with principal balances totaling $531,000 and 1 nonresidential loan with a principal balance of $32,000.

  The following table sets forth the amounts and categories of Harvest Home's non-performing assets as indicated by the dates on the accrual status when they become past due 90 days or more.

                                          At September 30,
                             1996               1995            1994
                                       (Dollars in Thousands)


Accruing loans
delinquent 90
days or more                $   0              $   0          $   0

Loans accounted for
on a nonaccrual basis:

Real Estate:

  Residential                 132               109             30

  Nonresidential               32                34             31

  Deposit Account               0                 0              0

Total nonaccrual loans        164               143             61

Other non-performing
assets                          0                 0              0

Total non-performing
assets                       $164              $143            $61

Total non-performing
assets as a percentage
of total assets              .21%              .20%           .08%

Specific loan loss
allowance                   $   0             $   0          $   0

General loan loss
allowance (unallocated
as to any specific
loan type)                    111               110             98

Total loan loss allowance    $111              $110           $ 98

Loan loss allowance
as a percent of
non-performing loans         67.7%             76.9%          160.6%

Loan loss allowance as
a percent of non-
performing assets            67.7%             76.9%          160.6%

  Harvest Home had 4 nonperforming loans at September 30, 1996 and 5 non-performing loans at September 30, 1995. During the periods shown, Harvest Home had no restructured loans within the meaning of SFAS No. 15.

  Harvest Home's classification policy provides for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that Harvest Home will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are designated "special mention" by management.

  An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

  Generally, Harvest Home classifies as "substandard" all loans that are more than 90 days delinquent unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

  The aggregate amounts of Harvest Home's classified assets at the dates indicated were as follows:


                            At September 30,
                    1996                1995                   1994
                             (In thousands)

Substandard         $252                $432                   $482

Doubtful               0                   0                      0

Loss                $  0                $  0                   $  0

Total classified
assets              $252                $432                   $482


  Federal and state examiners are authorized to classify a savings bank's assets. If a savings bank does not agree with an examiner's classification of an asset, it may appeal to regulatory authorities.

  Allowance for Loan Losses. The Board of Directors reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of non-performing assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 1996, 1995, and 1994 Harvest Home's allowance for loan losses totalled $111,000, $110,000, and $98,000, respectively, none of which was allocated to a particular type of loan at any such dates. Due to the absence of any material loss on any loan in recent years, the Board of Directors of Harvest Home does not believe such a specific allocation is necessary.

  The following table sets forth an analysis of Harvest Home's allowance for losses on loans for the periods indicated. Harvest Home had no recoveries during such periods.

                                 For the year ended September 30,
                          1996                1995                      1994
                                      (Dollars in thousands)


Balance at
beginning of year         $110                $ 98                      $ 96

Loans charged-off            0                   0                       (7)

Recoveries                   0                   0                         0

Provision for losses
on loans (charged to
operations)                  1                  12                         9

Balance at end of period  $111                $110                      $ 98

Ratio of allowance for
losses on loans to
non-accural loans          67.7%               76.9%                     326.6%

Ratio of allowance
for losses on loans
to total loans              0.25%               0.28%                      0.25%


  Harvest Home increased its allowance for loan losses from $98,000 at September 30, 1994, to $111,000 at September 30, 1996, due to (1) Harvest Home's feeling that its new primary regulator would require an increase although there is no such current agreement or requirement to increase the allowance, and (2) an increase in the loan portfolio. There were no disagreements with Harvest Home's primary regulator as to the amount of the allowance following the 1994 fiscal year provision. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance.

Mortgage-backed and Related Securities

  Harvest Home faces significant competition for loans in its primary market area. This competitive factor, coupled with the declining interest rate environment over the past several years has limited the opportunities for originating adjustable rate mortgage loans. As a result, Harvest Home has purchased adjustable rate mortgage-backed securities, as well as mortgage related securities such as CMO/REMICs as interest-rate sensitive portfolio investments.

  Harvest Home's adjustable rate mortgage-backed securities are guaranteed as to principal and interest by GNMA, FNMA and FHLMC. At September 30, 1996, $13.3 million, or 65.1% of Harvest Home's mortgage-backed securities were adjustable rate.

  CMO/REMICs are securities derived by reallocating cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches of securities with coupon rates that differ from the underlying collateral as a whole. Harvest Home invests in these securities as an interest rate sensitive investment portfolio alternative to mortgage loans. As of September 30, 1996, Harvest Home's CMO/REMICS had estimated average lives of approximately 18.7 years and totaled $13.0 million, or 63.6%, of the mortgage-backed securities portfolio. All of the CMO/REMICs owned by Harvest Home are insured or guaranteed directly, or indirectly, though mortgage-backed securities underlying the obligations by FNMA, FHLMC, or GNMA. CMOs and REMICs can be classified by federal regulators under certain economic scenarios as "high risk" derivatives and are therefore potentially subject to forced divestiture. However, due to the nature of Harvest Home's investments, i.e., relatively short-term to maturity, the probability of such occurrence is viewed by management as remote.

  At September 30, 1996, HHFC's investment and market value information of mortgage-backed securities designated as available for sale was comprised of the following:

                          Gross                 Gross               Gross             Market
                        Amortized             Unrealized          Unrealized          Value
                          Cost                  Gains               Losses

                                                      (In thousands)

FHLMC participation
certificiates            $ 2,732                $ 8                  $ 47             $ 2,693

FHLMC CMOs                 7,003                 57                    25               7,035

GNMA participation
certificates                  99                 11                     0                 110

FNMA participation
certificates               4,682                 17                   109               4,590

FNMA CMOs                  6,040                  0                    39               6,001

                         $20,556                $93                  $220             $20,429

Investment Activities

  Federal and state regulations require Harvest Home to maintain a prudent amount of liquid assets to protect the safety and soundness of Harvest Home. Therefore, the Board of Directors of Harvest Home has established an investment policy to maintain safety and soundness and to provide control and guidelines for investments purchased by the institution. In accordance with the investment policy, Harvest Home invests in U.S. Treasury obligations, U.S. Federal agency and federally sponsored agency obligations, federal funds sold and certificates of deposits at insured banks. See "REGULATION".

  The following table sets forth the composition of HHFC's interest-bearing deposits and investment portfolio at the dates indicated:

                                              September 30,
                                 1996                                         1995                                    1994
              Carrying     % of     Market     % of     Carrying    % of   Market    % of   Carrying    % of     Market  % of
               Value       Total     Value     Total      Value     Total   Value    Total   Value      Total    Value   Total

                                              (In thousands)



Investment
Securities:

U.S. Gov't
& Agency
Obligations  $11,992    87.1%     $12,105    87.2%    $18,032     90.4%   $18,328   90.2%   $9,992      37.3%   $9,974   37.3%

Other
investments:

Interest
bearing
deposits
in other
financial
institution     788      5.7%        788      5.7%        345      1.7%       345    1.7%    9,575      35.8%    9,575   35.8%

Federal funds
sold            400      2.9%        400      2.9%      1,100      5.5%     1,100    5.4%    6,700      25.0%    6,700   25.0%

Federal Home
Loan Bank
Stock           588      4.3%        588      4.2%        548      2.8%       548    2.7%      514       1.9%      514    1.9%

Total Investment
Securities,
Interest-
bearing
Deposits and
Other       $13,768    100.0%    $13,881    100.0%    $20,025    100.0%   $20,321  100.0%  $26,781     100.0%  $26,763  100.0%

   The following table sets forth the scheduled maturities, carrying values, market values and average yields for Harvest Home's investment securities at September 30, 1996. All of such securities mature in three years or less.


                                              At September 30, 1996


                             One year or Less                      One to Five Years

                     Carrying Value     Average Yield       Carrying Value     Average Yield

                                                   (In thousands)


U.S. Government
and agency
securities                $4,030           8.58%                 $7,962             6.77%



                                             At September 30, 1996

                                          Total Investment Securities

                          Average Life        Carrying         Market           Weighted
                            In Years            Value           Value        Average Yield

                                                  (in thousands)


U.S. Government
and agency
securities                     1.5             $11,992          $12,105           7.37%



Deposits and Borrowings

   General. Deposits have traditionally been the primary source of Harvest Home's funds for use in lending and other investment activities. In addition to deposits, Harvest Home derives funds from interest payments and principal repayments on loans and mortgage-backed securities, income on earning assets, and service charges. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. Harvest Home has not borrowed money during the last three years.

   Deposits. Deposits are attracted principally from within Harvest Home's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, Super NOW accounts, money market deposit accounts, regular passbook savings accounts, Christmas savings accounts, term certificate accounts, and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management of Harvest Home based on Harvest Home's liquidity requirements, growth goals, and interest rates paid by competitors. Harvest Home has never used brokers to attract deposits.

   At September 30, 1996, Harvest Home's certificates of deposit totaled
$40.9 million, or 70.5% of total deposits. Of such amount, approximately $28.2 million in certificates of deposit will mature within one year. Based on past experience and Harvest Home's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Harvest Home at maturity. If there is a significant deviation from historical experience, Harvest Home can utilize borrowings from the FHLB of Cincinnati as an alternative to this source of funds.

   The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Harvest Home at the dates indicated:





                                 At September 30

                                     1996                          1995                     1994

                                            Percent                     Percent                     Percent
                                            of total                    of total                    of total
                              Amount        deposit       Amount        deposit       Amount        deposit


Transaction
accounts:

NOW accounts(1)              $2,647           4.6%        $2,482          4.4%         $ 2,176        3.2%

Super NOW
accounts(1)                     192            .3            263           .5              360        0.5

Passbook savings(2)           9,530          16.4          9,720         17.2           20,828       30.7

Christmas savings
accounts(2)                       0             0              0            0               56        0.1

Money market deposit
account(3)                    4,721           8.2          4,874          8.6            7,112       10.5

Total transaction
accounts                     17,090          29.5         17,339         30.7           30,532       45.0

Certificates of
Deposit(4):

2.00-3.99%                        0             0             0             0           11,194       16.5

4.00-5.99%                   35,004          60.4        21,407          37.9           24,968       36.8

6.00-7.99%                    5,864          10.1        17,314          30.7              654        1.0

8.00-9.99%                        0             0           365           0.7              462        0.7

Total Certificates
of deposit                   40,868          70.5        39,086          69.3            37,278      55.0

Total deposits              $57,958         100.0%      $56,425         100.0% $         67,810     100.0%

(1) Harvest Home's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At September 30, 1996, 1995 and 1994, the weighted average rates on NOW accounts were 2.66%, 2.61%, and 2.56%, respectively. At September 30, 1996, 1995 and 1994, the weighted average rates of Super NOW accounts were 2.75%, 2.75% and 2.75%, respectively.

(2) Harvest Home's weighted average interest rate paid on passbook accounts fluctuates with the general movement of interest rates. At September 30, 1996, 1995 and 1994, the weighted average rates on passbook accounts were 2.79%, 2.79%, and 2.79%, respectively. The weighted average rate on Christmas savings accounts was 4.07% at September 30, 1994.

(3) Harvest Home's weighted average interest rate paid on money market deposit accounts fluctuates with the general movement of interest rates. At September 30, 1996, 1995 and 1994, the weighted average rates on money market accounts were 3.00%, 3.00%, and, 3.00%, respectively.

(4)    IRAs are generally offered under certificate of deposit programs.

  The following table shows interest rate and original contractual maturity information for Harvest Home's certificates of deposit as of September 30, 1996:




                                       Over 1         Over 2
                       Up to one      year to 2      years to 3      Over 3
Rate                      Year          Years          Years          Years      Total

                                                   (In thousands)

4.00-5.99%             $21,294        $6,053          $3,634         $4,023      $35,004
6.00 - 7.99                  0           847             860          4,157        5,864

Total certificates
of deposit             $21,294        $6,900          $4,494         $8,180      $40,868

  The following table presents the amount of Harvest Home's certificates of deposit of $100,000, or more by the time remaining until maturity as of September 30, 1996:

  Maturity                                At September 30, 1996
                                              (In thousands)


  Three months or less                          $    1
  Over 3 months to 6 months                        412
  Over 6 months to 12 months                       622
  Over 12 months                                   855

     Total                                      $1,989


  The following table sets forth Harvest Home's deposit account balance activity for the periods indicated:


                                  Year ended September 30

                             1996            1995           1994

                                   (Dollars in thousands)

Beginning balance         $56,425         $67,810        $60,470

Deposits                   64,222          59,222         61,716

Withdrawals               (65,494)        (73,208)       (56,749)

Interest credited           2,805           2,601          2,373

Ending balance            $57,958         $56,425        $67,810

Net increase
(decrease)                $ 1,533        ($11,385)      ($ 7,340)

Percent increase
(decrease)                  2.72%          (16.8%)         12.1%


  Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions.
See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Harvest Home is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, a bank must meet certain qualifications to be eligible for FHLB advances.

  Harvest Home's other sources of funds include advances from the FHLB. As a member of the FHLB, Harvest Home is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable and range of maturity. The FHLB may prescribe the acceptable uses for these advances as well as limitations on the size of the advances and repayment provisions.

  The following table sets forth certain information as to Harvest Home's FHLB advances at the date indicated:


                                       At September 30

                            1996            1995            1994

                                   (Dollars in thousands)

FHLB advances            $10,000               0               0

Weighted average
interest rate
of FHLB Advances           5.55%               0               0


  The following table sets forth the maximum balance and average balance of FHLB advances during the periods indicated:



                                 Year ended September 30,

                             1996           1995           1994

                                  (Dollars in thousands)

Maximum Balance:
 FHLB advances               $10,000           0              0

Average Balance:
 FHLB advances                 2,885           0              0

Weighted average
interest rate of
FHLB advances                 5.37%            0              0


Asset and Liability Management

  Harvest Home's interest rate spread is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset values to changes in interest rates. In managing its interest rate risk, Harvest Home begins with an objective to increase the interest rate sensitivity of its assets by originating loans with interest rates subject to period adjustment and market conditions and/or shorter maturities. Harvest Home has historically had to rely upon retail deposit accounts as a source of funds and intends to continue to do so. Management believes that reliance on retail deposit accounts as a source of funds compared to brokered deposits and long-term borrowings reduces the effects of interest rate fluctuations because these deposits generally represent a more stable source of funds.

  Savings banks have historically presented a gap analysis as a measure of interest rate risk. The gap analysis presents the projected maturities and periods to repricing of a savings bank's rate sensitive assets and liabilities. Harvest Home's cumulative one-year gap, which represents the difference between the amount of interest sensitive assets maturing or repricing in one year and the amount of interest sensitive liabilities maturing or repricing in the same period was a 6.90% at September 30, 1996. A positive cumulative gap indicates that interest sensitive assets exceed interest sensitive liabilities at a specific date. In a rising interest rate environment, institutions with positive maturity gaps generally experience a more rapid increase in interest income earned on assets than the interest expense paid on liabilities. Conversely, in an environment of falling interest rates, interest income earned on assets will generally decrease more rapidly than the interest expense paid on liabilities. A negative gap will have the opposite effect.

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1996, which are expected to reprice or mature in each of the future years shown. The analysis of this interest-rate sensitivity, which is prepared quarterly by a financial advisory firm, Performance Analysis, Inc., for Harvest Home, incorporates the assumptions set forth in the footnotes of the following table.

                                    Six
                     Within        Months
                      Six          to One       1-3        3-5        5-10      Over 10
                     Months         Year       Years      Years      Years       Years      Total


Interest-earning
assets

Loans &
Mortgage-Backed
Securities

Adjustable
Rate(1)            $8,528         $7,143       $7,397     $    0     $    0     $    0      $23,068

Fixed Rate(2)       2,047            833        8,060      4,581      5,207      2,328       23,056

Non-Residential
Adjustable
Rate(1)               275          1,631        1,375          0          0          0        3,281

Other Loans
Home Equity            30            50            79         55         52          0          266

Consumer               42             0             0          0          0          0           42

Investments

Core
Investments(3)      2,405         2,025         7,962          0          0          0       12,392

CMO/REMICs         10,000         2,192           808          0          0          0       13,000

TOTAL RATE
SENSITIVE
ASSETS            $23,327       $13,874       $25,681     $4,636     $5,259     $2,328      $75,105

Interest-
bearing
liabilities

Deposits

Certificate
of Deposits(4)   $14,120        $14,109       $7,156     $5,483     $    0      $    0       $40,868

Money Market
Deposits(5)          484            569        1,599        906       887          276         4,721

NOW Accts            470            331          787        526       565          160         2,839

Passbook
Accts              1,380           1,171       2,992      1,744     1,711          532         9,530

ESOP
Loan                   0               0           0          0      674             0            674

FHLB Advance      10,000               0           0          0        0             0         10,000


TOTAL RATE
SENSITIVE
LIABILITIES      $26,454         $16,180     $12,584     $8,659   $3,837        $  968        $68,632

Interest
Sensitivity
Gap              ($3,127)        ($2,306)     $13,147   ($4,023)   $1,422        $1,360        $ 6,473

Cumulative
Interest Rate
Sensitivity
Gap              ($3,127)        ($5,433)     $7,714    $3,691    $5,113        $6,473        $ 6,473

Cumulative
Interest Rate
Sensitive Gap
as a Percent
of Total
Assets          (3.97%)          (6.90%)      9.80%      4.69%     6.49%          8.22%          8.22%
__________________________________________________

(1)    Includes all adjustable rate mortgage loans and mortgage-backed securities based on contractual term to repricing.
(2)    Includes all fixed-rate mortgage loans and mortgage-backed securities which are assumed to reprice in accordance with prepayment assumptions supplied by Harvest Home's asset/liability management software provider.  Such prepayment assumptions have been derived from prepayment assumption models previously utilized by the OTS through December of 1992.
(3)    Includes all investment securities, interest-bearing deposits and federal funds sold.
(4)    Certificates of deposit are shown repricing based on contractual terms to maturity.
(5)    Based on an approximation of OTS assumptions supplied by Harvest Home asset/liability management provider, money market deposits, NOW accounts and passbook accounts are assumed to decay over a five-year period.

These assumptions change over time based upon changes in the economy. Management believes that these assumptions approximate actual experience and considers them appropriate and reasonable. However, the interest rate sensitivity of Harvest Home's assets and liabilities illustrated in the table above would vary substantially if different assumptions were used or if actual experience differed from that indicated by such assumptions.

Competition

   Harvest Home competes for deposits with other savings banks and associations, commercial banks and credit unions, and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Harvest Home competes with other savings banks and associations, commercial banks, consumer finance companies, credit unions, leasing companies, and other lenders. Harvest Home competes for loan originations primarily through the interest rates and loan fees it charges, and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors which are not readily predictable.

   Due to Harvest Home's size relative to the many other financial institutions in its market area, management believes that Harvest Home has a small share of the deposit and loan markets.

   The size of financial institutions competing with Harvest Home is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon Harvest Home.

   The following table sets forth, for the years and at the date indicated, the weighted average yields earned on Harvest Home's interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, the interest rate spread and the net interest margin on interest-earning assets. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for each period presented.

                                           Year ended September 30,

                                           1996      1995     1994

Weighted average yield on loan portfolio   7.81%     8.00%    8.25%

Weighted average yield on mortgage
backed securities                          6.13      5.74     5.11

Weighted average yield on investment
securities                                 6.73      6.39     4.49

Weighted average yield on other
interest-earning assets                    5.25      3.86     3.54

Weighted average yield on all
interest-earning assets                    7.13      6.92     6.57

Weighted average interest rate
paid on deposit                            4.87      4.44     3.94

Weighted average interest rate
paid on borrowed money                     5.37         0        0

Weighted average rate paid on
interest-bearing liabilities               4.89      4.44     3.94

Interest rate spread
(spread between weighted average
interest rate on all
interest-bearing assets and all
interest-bearing liabilities)              2.24      2.48    2.63

Net yield (net interest income
as a percentage of average
interest-earning assets                    3.07      3.27    2.82


                                    REGULATION

General

  Harvest Home is an Ohio chartered savings bank, a member of the FHLB System, and its deposits are insured by the FDIC through the SAIF. Harvest Home is subject to examination and regulation by the FDIC and the Superintendent ("Superintendent") of the Ohio Department of Commerce, Division of Savings and Loans/Savings Banks ("Division") and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Such examination and regulation is intended primarily for the protection of depositors and the SAIF.

  The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), which was enacted on August 9, 1989, effected a major restructuring of the federal regulatory scheme applicable to savings institutions. Among other things, FIRREA abolished the Federal Home Loan Bank Board and Federal Savings and Loan Insurance Corporation ("FSLIC"), many of the previous regulatory functions of which are now under the control of the Office of Thrift Supervision ("OTS") and the FDIC. Regulatory functions relating to deposit insurance and to conservatorship and receiverships of federally insured savings institutions, including savings banks, are now exercised by the FDIC. FIRREA contains provisions affecting numerous aspects of the operations and regulation of federally insured savings banks, and empowered the FDIC to promulgate regulations implementing the provisions of FIRREA, including regulations defining certain terms used in the statute as well as regulations exercising or defining the limits of regulatory discretion conferred by the statute.

  As a creditor and a financial institution, Harvest Home is subject to the Community Reinvestment Act ("CRA") and to various regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB") including, without limitation, regulations relating to equal credit opportunity, reserves, electronic fund transfers, truth in lending, availability of funds, and truth in savings. As creditors of loans secured by real property and as owners of real property, financial institutions, including Harvest Home, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property. Harvest Home is also subject to the usury laws of Ohio and other states in which it makes loans. In Ohio, there is a maximum interest rate applicable to mortgage loans secured by the borrower's residence which is no greater than eight percent in excess of the discount rate on ninety-day commercial paper in effect at the federal reserve bank in the fourth federal reserve district. There are also limitations on interest rates for other loans, such as consumer loans, and limitations on the amounts of fees which may be charged in connection with such loans.

  The FDIC has extensive enforcement authority over Ohio chartered savings banks, including Harvest Home. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

  The grounds for appointment of a conservator or receiver for a state savings bank on the basis of an institution's financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

Division Regulation

  The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings banks in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings banks, including the types of lending that such banks may engage in and the investments in real estate, subsidiaries and corporate or government securities that such banks may make. The ability of Ohio savings banks to engage in these state-authorized investments generally is subject to oversight and approval by the FDIC.

  The Ohio Superintendent must approve any mergers involving, or acquisitions of control of, Ohio savings banks. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio savings banks. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio savings bank in conservatorship or receivership.

  The Ohio Superintendent conducts regular examinations of Harvest Home approximately once a year. Such examinations are usually conducted jointly with the FDIC. The Ohio Superintendent imposes assessments on Ohio savings banks based on the savings bank's asset size to cover the cost of supervision and examination.

  In addition to being governed by the laws of Ohio specifically governing savings banks Harvest Home is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings banks.

  Since the enactment of FIRREA, all state-chartered institutions have generally been limited to activities and investments of the type and in the amount authorized for federally chartered institutions, notwithstanding state law. The FDIC is authorized to permit such associations to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments and investment in junk bonds) for institutions that meet fully phased-in capital requirements if it is determined that such activities or investments do not to pose a significant risk to the SAIF. All non-subsidiary equity investments and junk bonds must be divested by July 1, 1994, pursuant to an FDIC-approved divestiture plan. The FDIC restrictions on state-chartered institutions have not been material to the operations of Harvest Home.

Transactions with Affiliates with the laws specifically governing savings banks.

  Since the enactment of FIRREA, all state-chartered institutions have generally been limited to activities and investments of the type and in the amount authorized for federally chartered institutions, notwithstanding state law. The FDIC is authorized to permit such associations to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments and investment in junk bonds) for institutions that meet fully phased-in capital requirements if it is determined that such activities or investments do not to pose a significant risk to the SAIF. All non-subsidiary equity investments and junk bonds must be divested by July 1, 1994, pursuant to an FDIC-approved divestiture plan. The FDIC restrictions on state-chartered institutions have not been material to the operations of Harvest Home.

Transactions with Affiliatestantially the same, or at least favorable, to the savings institution or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. In addition to the restrictions imposed by Section
23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities that are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes, or similar obligations of any affiliate, except for affiliates that are subsidiaries of the savings institution.

  Further, current federal law has extended to savings institutions the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers, and principal stockholders. Under
Section 22(b), loans to directors, executive officers and stockholders who own more than 10% of a savings institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings institution's loan-to-borrower limit as established by federal law (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who own more than 10% of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the savings institution. Any "interested" director may not participate in the voting. The FRB has prescribed the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the FRB requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons.

FDIC Regulations

  Capital Requirements. The FDIC has adopted risk-based capital ratio guidelines to which Harvest Home is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

  These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. The FDIC may, however, set higher capital requirements when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

  In addition, the FDIC established guidelines prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

  The following is a summary of Harvest Home's regulatory capital at September 30, 1996:

                                                       At September 30, 1996

       Total Capital to Risk-Weighted Assets                       23.03%
       Tier I Capital to Risk-Weighted Assets                      22.70%
       Tier I Leverage Ratio                                        9.80%

  The Federal Deposit Insurance Corporation Improvement Act of 1991
("FedICIA") requires each federal banking agency, including the FDIC, to revise its risk-based capital standards within 18 months of enactment of the statute to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. In September 1993, the FRB, the FDIC and the Office of the Comptroller of the Currency issued a joint proposed rulemaking implementing these revisions with respect to interest rate risk. Under the proposed rules, an institution's assets, liabilities, and off-balance sheet positions would be weighted by risk factors that approximate the instruments' price sensitivity to a 200 basis point change in interest rates. Institutions with interest rate risk exposure in excess of a threshold level could be required to hold additional capital proportional to that risk, based either on an automatic formula to be integrated with the risk-based capital requirements or on more subjective recommendations of a bank's examiner. In August 1992, the regulatory agencies requested comments on how the risk-based capital guidelines of each agency may be revised to take account of concentration of credit risk and the risk of nontraditional activities. The agencies indicated in September 1993 that separate rulemaking proposals on those areas would be forthcoming. Management cannot assess at this point the impact the proposal would have on the capital requirements of Harvest Home.

  Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. Management is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

  Dividend Limitations. Under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and (ii) the prospective rate of earnings retention appears consistent with the institution's capital needs asset quality, and overall financial condition. The FDIC has authority under the Financial Institutions Supervisory Act to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the savings bank. Under Ohio law HHFC and Harvest Home are prohibited from paying a dividend which would result in insolvency. Ohio law requires Harvest Home to obtain Division approval before payment of dividends in excess of net profits for the current and two prior fiscal years, with certain adjustments. The Plan provides for establishment of a liquidation account, and Harvest Home will not be able to pay dividends which would impair regulatory capital in liquidation accounts.

  Liquidity. FDIC policy requires that savings banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the savings bank. FDIC currently has no specific level which is required.

  Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. FIRREA established two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations, to be maintained and administered by the FDIC. Upon the enactment of FIRREA, Harvest Home became a member of the SAIF and its deposit accounts became insured by the FDIC, up to the prescribed limits.

  Depository institutions are generally prohibited from converting from one insurance fund to the other until the SAIF is recapitalized such that it reaches a 1.25% reserve ratio, except with the prior approval of the FDIC in certain limited cases, provided applicable exit and entrance fees are paid. The insurance fund conversion provisions do not prohibit a SAIF member from converting to a bank charter or merging with a bank during the moratorium, as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during that period and certain other conditions are met. Harvest Home converted from a savings association charter to a savings bank charter effective October 1, 1993. However, it does not presently intend to convert to the BIF.

  The FDIC is authorized to establish separate annual rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time. Such rates must be announced by September 30 of the succeeding calendar year. Pursuant to the FedICIA, the FDIC has established a risk-based assessment system for both SAIF and BIF members. Such risk is determined based on the institution's capital and the FDIC's level of supervisory concern about the institution.

  SAIF members are expected to be required to pay higher deposit insurance premiums in the future to fund the SAIF, although it cannot be determined how long such increased premiums would continue. By contrast, financial institutions which are members of the BIF, are likely to experience lower deposit insurance premiums in the future. Any such difference could place savings banks at a competitive disadvantage.

Federal Home Loan Banks

  The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Harvest Home is a member of the FHLB of Cincinnati, and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Harvest Home's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Harvest Home is in compliance with this requirement, with an investment in FHLB of Cincinnati stock having a book value of $588,000 at September 30, 1996.

  Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured, or guaranteed by the United States government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

  Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low-and moderate-income, owner-occupied and affordable rental housing subsidized rates. The FHLB of Cincinnati reviews and accepts proposals for subsidies under that program twice a year. Harvest Home has not participated in such program.

FedICIA

  FedICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At September 30, 1996, Harvest Home was categorized as "well capitalized."

  The FDIC has adopted regulations to implement the prompt corrective action provisions of FedICIA, effective December 19, 1992. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

  "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institutions as described above. See "Banking Holding Company Act." If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

  FedICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and such other standards as the agency deems appropriate. The federal banking agencies have issued proposed rulemakings, soliciting comments on the implementation of these FedICIA provisions. HHFC cannot predict in what form such rules will eventually be adopted or what effect such rules will have on HHFC or Harvest Home.

Bank Holding Company Act

  HHFC is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System the ("FRB") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with, and are subject to periodic examination by, the FRB. The FRB has issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the FRB that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the FedICIA, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

  HHFC is prohibited by the BHCA from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the FRB. The BHCA also prohibits HHFC from acquiring control of any bank operating outside the State of Ohio unless such action is specifically authorized by the statutes of the state where the bank to be acquired is located. Additionally, HHFC is prohibited by BHCA from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the FRB to be so closely related to banking as to be a proper incident thereto. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities.

FRB Regulations

  Reserve Requirements. FRB regulations require savings and loan associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. Such regulations generally require that reserves of 3% be maintained against deposits in transaction accounts up to a specified amount, presently $52 million (subject to an exemption of up to $4.2 million), and that reserves of 10% be maintained against the portion of total transaction accounts in excess of $52 million. These percentages are subject to adjustment by the FRB. At June 30, 1996, Harvest Home was in compliance with its reserve requirements.

  Truth in Savings. FedICIA included the Truth in Savings Act, which requires the FRB to establish regulations providing for clear and uniform disclosure of the rates, fees and terms of deposit accounts. The FRB has adopted regulations requiring specific disclosure before an account is opened, in regularly provided statements and in advertisements, announcements and solicitations initiated by a depository institution. The regulations also impose substantive limits on the methods used to determine the balance of an amount in which interest is calculated. The regulations became effective in June 1993. The regulations prescribe detailed disclosure of deposit account yield information, minimum balance requirements and fees. The regulations also establish certain recordkeeping requirements.

Capital Adequacy Guidelines for Bank Holding Companies

  The FRB is the federal regulatory and examining authority for bank holding companies. The FRB has adopted capital adequacy guidelines for bank holding companies.

  Bank holding companies are required to comply with the FRB's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier I capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder
("Tier II capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the FRB has adopted a Tier I (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

  At September 30, 1996, HHFC was in compliance with this requirement.

Dividend Limitations Applicable to Bank Holding Companies

  Under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition.

                                     Taxation

Federal Taxation

  HHFC and Harvest Home will file federal income tax returns on a separate company basis, for the fiscal year ended September 30, 1996. HHFC is subject to the federal tax laws and regulations which apply to corporations generally. With certain exceptions, Harvest Home is also subject to the federal tax laws and regulations which apply to corporations generally. One such exception permits thrift institutions such as Harvest Home, which meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Code, to establish a reserve for bad debts and to make annual additions thereto which may, within specified limits, be taken as a deduction in computing taxable income. For purposes of the bad debt reserve deduction, loans are categorized as "qualifying real property loans," which generally include loans secured by improved real estate, and "nonqualifying loans," which include all other types of loans. The amount of the bad debt reserve deduction for "nonqualifying loans" is computed under the experience method. A thrift institution may elect annually to compute its allowable addition to its bad debt reserves for qualifying loans under either the experience method or the percentage of taxable income method. For the past several years, Harvest Home used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

  Under the experience method, the bad debt deduction for an addition to the reserve for "qualifying real property loans" or nonqualifying loans" is an amount determined under a formula based upon a moving average of the bad debts actually sustained by a thrift institution over a period of years, or an amount necessary to maintain a minimum reserve level amount for a statutory base year. The percentage of taxable income used to compute the bad debt deduction is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for nonqualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying thrift institutions to be taxed at a lower effective federal income tax rate than that applicable to corporations generally. The effective maximum federal income tax rate applicable to a qualifying thrift institution with taxable income under $10 million (exclusive of any minimum tax or environmental tax), assuming the maximum percentage bad debt deduction, is approximately 31.3%.

  If less than 60% of the total dollar amount of an institution's assets (on a tax basis) consist of specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash, and certain governmental obligations), such institution may not deduct any addition to a bad debt reserve and generally must include reserves in excess of that allowable under the experience method in income over a four-year period. At September
30, 1996, at least 70% of Harvest Home's total assets were specified assets. No representation can be made as to whether Harvest Home will meet the 60% test for subsequent taxable years.

  Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year. Additionally, the total bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of (i) the amount deductible under the experience method, or (ii) the amount which, when added to the bad debt deduction for "nonqualifying loans," equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At September 30, 1996, and for all prior years, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to Harvest Home.

  In addition to the regular income tax, HHFC and Harvest Home are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include (i) 100% of the excess of a thrift institution's bad debt deduction over the amount that would have been allowable based on actual experience, and (ii) interest on certain tax exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceed its alternative minimum taxable income computed without regard to this adjustment and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable
income.   The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, HHFC and Harvest Home are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and deduction for the environmental tax) over $2.0 million.

  To the extent earnings appropriated to a thrift institution's bad debt reserves for qualifying real property loans and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method, and to the extent of the institution's supplemental reserves for losses on loans (the "Excess"), such Excess may not, without adverse tax consequences, be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the Excess; and third, out of such other accounts as may be proper. To the extent a distribution by Harvest Home to HHFC is deemed paid out of its Excess under these rules, the Excess would be reduced and Harvest Home's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the Excess. As of September 30, 1996, Harvest Home's Excess for tax purposes totaled approximately $1.7 million. Harvest Home believes it had approximately $2.6 million of accumulated earnings and profits for tax purposes as of September 30, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "DIVIDEND POLICY."

  The tax returns of Harvest Home have been audited or closed without audit through calendar year 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the consolidated financial condition of HHFC.

Ohio Taxation

  HHFC is subject to the Ohio corporation franchise tax, which, as applied to HHFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

  In computing its tax under the net worth method, HHFC may exclude 100% of its investment in the capital stock of Harvest Home after the Conversion, as reflected on the balance sheet of HHFC, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Harvest Home. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock.
As a holding company, HHFC may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

  A special litter tax is also applicable to all corporations, including HHFC, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

  Harvest Home is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of Harvest Home's book net worth determined in accordance with GAAP. As a "financial institution," Harvest Home is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.          Properties

  The following table sets forth certain information at September 30, 1996, regarding the properties on which the main office and each branch office of Harvest Home is located:

                                                     Approx.
                           Owned        Date          square          Net
Location                 or leased    acquired       footage     book value(1)
                                                                (In thousands)


Main office:

3621 Harrison Ave.
Cheviot, OH  45211        Owned       Various          6,000         $430
                                        from
                                      1926 to
                                      present

Branch offices:

7030 Hamilton Ave.
Cinti., OH  45231         Owned         1975           1,200         $118

3663 Ebenezer Road
Cinti., OH 45248          Owned         1985           1,000         $304



(1) At September 30, 1996, Harvest Home's office premises and equipment had a total net book value of $952,000. For additional information regarding Harvest Home's office premises and equipment, see Notes A-6 and F of Notes to Consolidated Financial Statements.



  Harvest Home has contracted for the data processing and reporting services of NCR Corporation (kna AT&T Information). The cost of these data processing services is approximately $7,000 per month.

Item 3.          Legal Proceedings

  Neither HHFC nor Harvest Home is presently involved in any legal proceedings of a material nature. From time to time, Harvest Home is a party to legal proceedings incidental to its Business to enforce its security interest in collateral pledged to secure loans made by Harvest Home.

Item 4.          Submission of Matters to a Vote of Security Holders

  Not applicable.
                                     PART II

Item 5.          Market for Common Equity and Related Stockholder Matters

  The no par Common Stock was issued for the first time pursuant to subscription orders on October 7, 1994. 991,875 shares were issued. The shares are traded on the NASDAQ market. The stock opened at $10.00 per share. As of December 18, 1996, the stock was trading at $9.25 per share.


  As of December 18, 1996, there are approximately 372 holders of record of the no par Common Stock of HHFC.

  Presented below are the high and low bid prices for the Corporation's common stock, as well as the amount of cash dividends paid on the common stock, for each quarter of fiscal 1996. Such values do not include retail markups, markdowns or commissions. Information relating to prices has been obtained by the Corporation from NASDAQ for fiscal 1996.

                                                           Cash
                                                         Dividends

Fiscal year ending September 30, 1996                High        Low

Quarter ending December 31, 1995                     $11.50      $10.75
Quarter ending March 31, 1996                        $12.50      $11.50
Quarter ending June 30, 1996                         $13.00      $12.00
Quarter ending September 30, 1996                    $13.75      $ 9.38

_________________________________

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

  General


  Since its formation, the Corporation s activities have been primarily limited to holding the stock of Harvest Home. As a result, the discussion that follows focuses largely on the operations of Harvest Home.

  Harvest Home's operating results are dependent to a significant degree on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most thrift institutions, the interest income and interest expense of Harvest Home changes as interest rates fluctuate and assets and liabilities reprice. Interest rates may fluctuate because of general economic conditions, the policies of various regulatory authorities and other factors beyond Harvest Home's control. Assets and liabilities will reprice in accordance with the contractual terms of the asset or liability instrument and in accordance with customer reaction to general economic trends.

  Harvest Home's interest-earning assets repricing within one year after September 30, 1996, are less than interest-bearing liabilities repricing within the same period by approximately $5.3 million, resulting in a negative cumulative one-year gap of 6.9% of total assets. The Corporation s interest earning assets repricing within three years of September 30, 1996, were $7.6 million greater than interest bearing liabilities repricing during the same period, resulting in a positive cumulative gap for such period of 9.8% of total assets.

  In the event that interest rates rise during the forthcoming year, Harvest Home's negative cumulative one-year gap may negatively affect earnings because interest-bearing liabilities may reprice at a faster pace than interest-earning assets. Further, rising interest rates could also affect Harvest Home's earnings in a negative manner as a result of diminished loan demand and the increased risk of delinquencies resulting from increased payment amounts on adjustable-rate loans.

  Harvest Home's earnings are also vulnerable to changes in interest rates due to the amount of adjustable-rate mortgage loans ("ARMs") originated with low margins and adjustment caps. In the 1980s, Harvest Home originated ARMs with interest rate adjustments every three years. Moreover, many of these loans have adjustment caps of 2% in any three year period. Therefore, if interest rates rise rapidly, Harvest Home may be unable to increase the interest rates on such loans as rapidly as the cost of liabilities increase.

  Notwithstanding the foregoing risks, the Bank is operating within management's predetermined level of interest rate risk and management believes that Harvest Home's interest rate risk posture and the strategies discussed below will result in the Bank maintaining acceptable operating results in the current interest rate environment.

Asset and Liability Management

  Harvest Home's interest rate spread is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset values to changes in interest rates. In managing its interest rate risk, Harvest Home begins with an objective to increase the interest rate sensitivity of its assets by originating loans with interest rates subject to period adjustment and market conditions and/or shorter maturities. Harvest Home has historically had to rely primarily upon retail deposit accounts as a source of funds and intends to continue to do so. Management believes that reliance on retail deposit accounts as a source of funds compared to brokered deposits and long-term borrowings reduces the effects of interest rate fluctuations because these deposits generally represent a more stable source of funds.

  Savings banks have historically presented a gap analysis as a measure of interest rate risk. The gap analysis presents the projected maturities and periods to repricing of a savings bank's rate sensitive assets and liabilities. As stated previously, Harvest Home's cumulative one-year gap, which represents the difference between the amount of interest sensitive assets maturing or repricing in one year and the amount of interest sensitive liabilities maturing or repricing in the same period was a negative 6.9% of total assets at September 30, 1996. A positive cumulative gap indicates that interest sensitive assets exceed interest sensitive liabilities at a specific date. In a rising interest rate environment, institutions with positive maturity gaps generally experience a more rapid increase in interest income earned on assets than the interest expense paid on liabilities. Conversely, in an environment of falling interest rates, interest income earned on assets will generally decrease more rapidly than the interest expense paid on liabilities. A negative gap will have the opposite effect.

Changes in Financial Condition

  The Corporation's assets totaled $78.7 million at September 30, 1996, an increase of $9.2 million, or 13.2%, from September 30, 1995. The increase in total assets was funded primarily by a $10.0 million increase in Federal Home Loan Bank advances and a $1.5 million, or 2.7%, increase in deposits.

  Cash, federal funds sold and interest-bearing deposits in other financial institutions totaled $1.7 million at September 30, 1996, a decrease of $605,000, or 26.2%, from September 30, 1995 levels. Federal funds sold declined by $700,000, or 63.6%, while interest-bearing deposits and cash increased by $95,000, or 7.8%, as management elected to redeploy excess liquid assets into higher yielding mortgage-backed securities and loans. Investment securities totaled $12.1 million at September 30, 1996, a decline of $5.9 million, or 32.9%, from the balance at September 30, 1995. This decline resulted primarily from the maturity of $6.0 million of investment securities. The proceeds were primarily redeployed to fund purchases of mortgage-backed securities and new loan originations.

  Mortgage-backed securities increased by $11.4 million, or 126.8%, to a total of $20.4 million at September 30, 1996, as compared to $9.0 million at September 30, 1995, as purchases of $13.0 million exceeded principal repayments and sales of $1.1 million and $265,000, respectively. During fiscal 1996, management purchased $10.0 million of long-term, adjustable-rate U.S. Government agency collateralized mortgage obligations with a weighted-average yield of 6.63%.
Such purchases were funded with proceeds from Federal Home Loan Bank advances.

  Loans receivable increased by $4.0 million, or 10.5%, to a total of $42.3 million at September 30, 1996, as compared to $38.2 million at September 30, 1995. Loan disbursements totaled $12.3 million during fiscal 1996, as compared to $6.9 million during fiscal 1995, and were partially offset by principal repayments totaling $8.3 million.

  At September 30, 1996, Harvest Home s allowance for loan losses totaled $111,000, representing .2% of total loans and 67.7% of nonperforming loans. At September 30, 1995, the allowance for loan losses totaled $110,000, or .3% of total loans, and 76.9% of nonperforming loans. Nonperforming loans amounted to $164,000 and $143,000 at September 30, 1996 and 1995, respectively, and represented .2% of total assets at each of those respective dates. Although management believes that its allowance for loan losses at September 30, 1996 was adequate based on facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Harvest Home s results of operations.

  Deposits totaled $58.0 million at September 30, 1996, an increase of $1.5 million, or 2.7%, over the $56.4 million total at September 30, 1995. The increase resulted primarily from management s continuing efforts to maintain a moderate rate of growth through marketing and pricing strategies.

  Federal Home Loan Bank advances totaled $10.0 million at September 30, 1996, as management elected to fund the purchase of mortgage-backed securities with variable rate, long-term advances. These advances and the related mortgage-backed securities reprice monthly based upon the LIBOR index. At September 30, 1996, the advances carried a 5.55% interest rate and are scheduled to mature in fiscal 2006.

Comparison of Results of Operations for the Fiscal Years Ended September 30, 1996 and 1995

General

  Net earnings for the year ended September 30, 1996, totaled $132,000, a decline of $508,000, or 79.4%, from the $640,000 in net earnings reported for the fiscal year ended September 30, 1995. The decline in net earnings resulted primarily from a $368,000 charge recorded in the fourth quarter reflecting the assessment to recapitalize the Savings Association Insurance Fund (SAIF), coupled with a $396,000 increase in other general, administrative and other expense and a $63,000 decrease in net interest income, which were partially offset by a $284,000 decrease in the provision for federal income taxes.

Net Interest Income

  Total interest income amounted to $5.2 million for the fiscal year ended September 30, 1996, an increase of $337,000, or 6.9%, over fiscal 1995. Interest income on loans totaled $3.2 million in fiscal 1996, an increase of $187,000, or 6.3%. This increase was due primarily to a $3.3 million increase in the weighted-average balance outstanding, which was partially offset by a 19 basis point decrease in weighted-average yield to 7.81% in 1996. Interest income on mortgage-backed securities increased by $202,000, or 35.8%, as a result of a $2.7 million increase in the weighted-average balance outstanding, coupled with a 39 basis point increase in weighted-average yield, to 6.13% in fiscal 1996. Interest income on investment securities and interest-bearing deposits decreased by $52,000, or 3.9%, due primarily to a $3.2 million decrease in the weighted-average balance outstanding, which was partially offset by a 166 basis point increase in weighted-average yield year-to-year.

  Interest expense totaled $3.0 million for the fiscal year ended September 30, 1996, an increase of $400,000, or 15.6%, over the $2.6 million total recorded in fiscal 1995. Interest expense on deposits increased by $245,000, or 9.5%, due primarily to a 43 basis point increase in the weighted-average cost of funds, to 4.87% during fiscal 1996. Interest expense on borrowings totaled $155,000 during fiscal 1996, due to an increase in advances from the Federal Home Loan Bank, as previously discussed.

  As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $63,000, or 2.7%, from $2.3 million for the fiscal year ended September 30, 1995, to $2.2 million for fiscal 1996. The interest rate spread declined by 24 basis points during fiscal 1996, to 2.24%, while the net interest margin declined by 20 basis points year-to-year, amounting to 3.07% in fiscal 1996.

Provision for Losses on Loans

  A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $1,000 provision for losses on loans during the fiscal year ended September 30, 1996. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

  Other income increased by $24,000, or 48.0%, from $50,000 for the fiscal year ended September 30, 1995 to $74,000 for fiscal 1996. The increase was due primarily to an increase in service fees and other charges during fiscal 1996, coupled with a final recovery from the Ohio Deposit Guarantee Fund totaling $14,000.

General, Administrative and Other Expense

     General, administrative and other expense increased by $764,000, or 55.7%, to a total of $2.1 million for the year ended September 30, 1996, as compared to $1.4 million for fiscal 1995. The increase resulted primarily from a $368,000 charge recorded in the fourth quarter reflecting the assessment to recapitalize the SAIF, an increase of $340,000, or 49.1%, in employee compensation and benefits and a $44,000, or 55.0% increase in franchise taxes. The increase in employee compensation and benefits resulted primarily from management s decision to accelerate approximately $200,000 in expenses related to the Employee Stock Ownership Plan. The increase in franchise taxes resulted from the increase in stockholders equity year-to-year.

Federal Income Taxes

  The provision for federal income taxes totaled $45,000 for the fiscal year ended September 30, 1996, a decrease of $284,000, or 86.3%, from the $329,000 total in fiscal 1995. The decline resulted primarily from a $792,000, or 81.7%, decrease in pre-tax earnings. The effective tax rates for the years ended September 30, 1996 and 1995 were 25.4% and 34.0%, respectively.

Comparison of Results of Operations for the Fiscal Years Ended September 30, 1995 and 1994

General

     Net earnings for the year ended September 30, 1995, totaled $640,000, an increase of $225,000, or 54.2%, over the $415,000 of net earnings recorded in the year ended September 30, 1994. The increase in net earnings resulted primarily from a $503,000 increase in net interest income, which was partially offset by an increase in the provision for losses on loans of $3,000, a decrease in other income of $3,000, an increase of $156,000 in general, administrative and other expense and an increase of $116,000 in the provision for federal income taxes.

Net Interest Income

     Interest income on loans decreased $32,000, or 1.1%, for the fiscal year ended September 30, 1995, as compared to fiscal 1994. The decrease was due primarily to a decline in weighted-average yield from 8.25% in 1994 to 8.00% in 1995, which was partially offset by a $736,000 increase in the weighted-average portfolio balance outstanding. Interest income on mortgage-backed securities increased by $88,000, or 18.4%, due primarily to increases in both the weighted-average balance of $503,000 and the weighted-average yield of 63 basis points year-to-year. Interest income on investment securities and interest-bearing deposits increased by $629,000, or 89.1%, due primarily to a $5.4 million increase in the weighted-average balance outstanding, coupled with an increase in the weighted-average yield from 3.92% in 1994 to 5.71% in 1995. The increase in weighted-average yield on mortgage-backed and investment securities generally reflects the higher available yields in fiscal 1995, as compared to fiscal 1994.

    Interest expense on deposits increased $182,000, or 7.6%, to a total of $2.6 million for the fiscal year ended September 30, 1995, as compared to $2.4 million for fiscal 1994. The increase was due primarily to an increase in the weighted-average cost of deposits from 3.94% in fiscal 1994, to 4.44% in fiscal 1995, which was partially offset by a decline in the weighted-average balance of deposits outstanding of $2.8 million year-to-year. The increase in cost of deposits was generally reflective of the rising interest rates encountered in the first half of fiscal 1995.

    As a result of the foregoing changes in interest income and interest expense, net interest income increased by $503,000, or 27.9%, from $1.8 million for the fiscal year ended September 30, 1994, to $2.3 million for fiscal 1995.

Other Income

   Other income decreased by $3,000, or 5.7%, from $53,000 for the fiscal year ended September 30, 1994, to $50,000 for fiscal 1995. The decrease was due primarily to a decrease in service fees and other charges during fiscal 1995.

General, Administrative and Other Expense

   General, administrative and other expense increased by $156,000, or 12.8%, to a total of $1.4 million for the year ended September 30, 1995, as compared to $1.2 million for fiscal 1994. The increase resulted primarily from an increase in employee compensation and benefits of $80,000, or 13.1%, an increase of $26,000, or 48.1%, in franchise taxes and a $63,000, or 39.1%, increase in other operating expense. The increase in employee compensation and benefits resulted primarily from normal merit increases, coupled with expense related to the employee stock ownership plan. The increase in franchise taxes resulted from the increase in equity following the mutual-to-stock conversion in October 1994. The increase in other operating expense resulted primarily from an increase in advertising costs resulting from the Bank s 75th anniversary in fiscal 1995, coupled with increased costs related to the reporting requirements of a public company.

Federal Income Taxes

   The provision for federal income taxes totaled $329,000 for the fiscal year ended September 30, 1995, an increase of $116,000, or 54.5%, over the $213,000 total in fiscal 1994. The increase resulted primarily from a $341,000, or 54.3%, increase in pre-tax earnings. The effective tax rates for the years ended September 30, 1995 and 1994 were 34.0% and 33.9%, respectively.


Item 7.   Consolidated Financial Statements

          Incorporated by reference in 1996 Annual Report to Shareholders filed on December 6, 1996.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There have been no changes or disagreements with regard to accountants.

Effect of Recent Accounting Pronouncements

    In December 1991, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 107, Disclosure about Fair Value of Financial Instruments. SFAS No. 107 requires the Corporation to disclose the fair value of its financial instruments, which includes the majority of its balance sheet accounts in addition to selected off-balance sheet items. SFAS No. 107 became effective for the Corporation in fiscal 1996 because the Corporation has less than $150 million in total assets. Earlier adoption was required for entities with assets in excess of $150 million. SFAS No. 107 focuses only on disclosure of fair values in the financial statements and, therefore, has no effect on consolidated financial position or results of operations.

          In October 1994, the FASB issued SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.
SFAS No. 119 requires financial statement disclosure of certain derivative financial instruments, defined as futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics. In the opinion of management, the disclosure requirements of SFAS No. 119 will have no material effect on the Corporation's consolidated financial condition or results of operations, as the Corporation does not invest in derivative financial instruments, as defined. As a result, the applicability of SFAS No. 119 relates solely to disclosure requirements pertaining to fixed-rate and adjustable-rate loan commitments.

   In May 1995, the FASB issued SFAS No. 122,  Accounting for Mortgage
Servicing Rights.   SFAS No. 122 requires that Harvest Home recognize as
separate assets rights to service mortgage loans for others, regardless of how those servicing rights were acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. SFAS No. 122 also requires that an enterprise allocate the cost of purchasing or originating the mortgage loans between the mortgage servicing rights and the loans when mortgage loans are securitized, if it is practicable to estimate the fair value of mortgage servicing rights. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment would be measured based on fair value. SFAS No. 122 is effective for the Corporation's fiscal year beginning October 1, 1996, to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application is prohibited. On October 1, 1996, management adopted SFAS No. 122 without effect on Harvest Home's consolidated financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting Standards ( SFAS ) No. 123, Accounting for Stock-Based Compensation, establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

     In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities , that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

     An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

     SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation s consolidated financial position or results of operations.

Impact of Inflation and Changing Prices

     The consolidated financial statements and notes thereto included herein have been prepared in accordance with generally accepted accounting principles, which require the Corporation to measure financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.

     In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the rate of inflation. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as on changes in monetary and fiscal policies.

Recapitalization of the Deposit Insurance Fund

     The deposit accounts of the Savings Bank and of other savings associations are insured by the FDIC in the Savings Association Insurance Fund ( SAIF ). The reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund were used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ( BIF ), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996, no BIF assessments are required for healthy commercial banks except for a $2,000 minimum fee.

     Legislation was enacted to recapitalize the SAIF that provides for a special assessment totaling $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law.

     The Savings Bank had $56.0 million in deposits at March 31, 1995, resulting in an assessment of approximately $368,000, or $243,000 after tax, which was charged to operations in 1996.

     A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999. The SAIF recapitalization legislation also provides for an elimination of the thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. As a result, the Savings Bank would be regulated as a bank under Federal laws which would subject it to the more restrictive activity limits imposed on national banks. Under separate legislation related to the recapitalization plan, the Savings Bank is required to recapture as taxable income approximately $370,000 of its bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its reserve in the future. The Savings Bank has provided deferred taxes for this amount and will be permitted to amortize the recapture of its bad debt reserve over six years.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


                                                                          INITIAL
                                         POSITION WITH                    DATE OF            TERMS
NAME                     AGE             HARVEST HOME                     SERVICE           EXPIRE


John E. Rathkamp         53                 President,                      1971              1996
                                         Secretary, Director,
                                         Managing Officer

Dennis J. Slattery       44                Executive Vice                      0                 0
                                             President

Richard F. Hauck         67                Vice President,                  1985              1997
                                             Director

Walter A. Schuch         79               Chairman of Board,                1955              1998
                                             Director

Thomas L. Eckert         73                  Director                       1973              l997

Marvin J. Ruehlman       75                  Director                       1955              1998

Herbert E. Menkhaus      68                  Director                       1985              1996

George C. Eyrich         77                  Director                       1954              1996

  The business experience of each director of HHFC is set forth below.

  John E. Rathkamp joined Harvest Home in 1965 as Treasurer. He became Secretary and Managing Officer in 1976. He has been a Director of Harvest Home since 1971. In 1991 he was elected President of the Bank and currently is serving as President, Secretary and Managing Officer of Harvest Home and President of HHFC.

  Thomas Eckert joined Victoria Savings & Loan Co. in 1954 as Treasurer and served as Managing Officer from 1956 to 1973. In 1973 Victoria Savings & Loan Co. merged with Harvest Home and Mr. Eckert became Vice President of Harvest Home until his retirement in 1990. Mr. Eckert has been a member of the Board of Directors of Harvest Home since 1973.

  Walter A. Schuch joined Harvest Home as a Board member in 1955. He became President in 1976 and Chairman of the Board in 1983. He retired as President in 1991 and is currently serving as Chairman of the Board.

  George C. Eyrich joined Harvest Home as a Board member in 1954. Mr. Eyrich is an attorney and the law firm has represented the Bank since its inception in 1919. He is currently of counsel with Kepley, Gilligan and Eyrich which acts as general counsel of Harvest Home.

  Herbert E. Menkhaus joined Baltimore Savings & Loan Co. as a Director in 1971. He served as Treasurer, President and Director of Baltimore Savings & Loan until it merged with Harvest Home in 1985. Mr. Menkhaus has been a Director of Harvest Home since 1985.

  Marvin J. Ruehlman joined Harvest Home in 1955 and has served as a Board member since then. He is currently on the Appraisal Committee and the Asset Classification Committee. He retired from the construction business in 1990.

  Richard F. Hauck joined Baltimore Savings & Loan Co. as a Director in 1971 and became Secretary and Managing Officer in 1983. In 1985 Baltimore Savings & Loan Co. merged with Harvest Home and Mr. Hauck became Vice President and Director of Harvest Home. He is Vice President of HHFC.

  Dennis J. Slattery joined Harvest Home in 1978 and became Treasurer in 1981. In 1991, Mr. Slattery was elected Executive Vice President and served as Treasurer and Executive Vice President in 1994. He is currently serving as Executive Vice President.


  Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Corporation's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Corporation. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

  To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, the initial Form 3 filing requirements required by
Section 16(a) for officers, directors and greater than ten percent (10%) beneficial owners were filed on November 14, 1996. All other Section 16(a) filing requirements were complied with during the fiscal year ended September 30, 1996. All Section 16(a) filing requirements applicable to its officers, directors and greater than ten (10) percent beneficial owners were complied with the during the fiscal year endered September 30, 1996.


Item 10.      Executive Compensation

  The following table presents certain information regarding the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer. No other executive officers received a salary and bonus in excess of $100,000 during the fiscal year ended September 30, 1996.


Name and Principal Position             Fiscal                 Annual Compensation
                                       Year-End


                                                      Salary         Bonus        All Other

John E. Rathkamp, President,
Secretary, Managing Officer              1994         $88,950        $6,864        $21,461

                                         1995         $92,700        $4,300        $23,026

                                         1996         $96,412        $2,380        $35,416

Item 11.     Security Ownership of Certain Beneficial Owners and Management

                           Amount and Nature              Percent of
Name and Address       of Beneficial Ownership        Shares Outstanding

John E. Rathkamp                 14,959                       1.6%
Dennis J. Slattery                7,475                        .8%
Richard F. Hauck                 11,983                       1.3%
Walter A. Schuch                 14,959                       1.6%
Thomas L. Eckert                 14,959                       1.6%
Marvin J. Ruehlman               14,959                       1.6%
Herb E. Menkhaus                 14,959                       1.6%
George C. Eyrich                 14,959                       1.6%

Total of all directors
and officers as a group        109,212                       11.7%


Item 12.               Certain Relationships and Related Transactions

       Not applicable.
                                     PART IV

Item 13.               Exhibits and Reports on Form 8-K

       (a)             No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this Report.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HARVEST HOME


                                 /s/John E. Rathkamp
                                 John E. Rathkamp
                                 President and Director
                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





By/s/Dennis J. Slattery                   By/s/Richard F. Hauck
  Dennis J. Slattery                      Richard F. Hauck
  Executive Vice President                Vice President and Director
  (Principal Accounting Officer)

Date  December 27, 1996                   Date  December 27, 1996




By/s/Walter A. Schuch                     By/s/Thomas L. Eckert
  Walter A. Schuch                        Thomas L. Eckert
  Director                                     Director

Date  December 27, 1996                   Date  December 27, 1996



By/s/Marvin J. Ruehlman                   By/s/Herbert E. Menkhaus
  Marvin J. Ruehlman                      Herbert E. Menkhaus
  Director                                Director

Date  December 27, 1996                   Date  December 27, 1996



By/s/George C. Eyrich
  George C. Eyrich
  Director

Date  December 27, 1996

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION                                  PAGE NUMBER

3.1         Articles of Incorporation of
            Harvest Home Financial Corporation
            Incorporated by reference to the
            Registration Statement on Form S-1
            filed by HHFC on February 26, 1994
            (the "S-1") with the Securities and
            Exchange Commission (the "SEC"),
            Exhibit 3.1

3.2         Code of Regulations of Harvest
            Home Financial Corporation
            Incorporated by reference to the S-1,
            Exhibit 3.1

4           Forms 10-QSB for the first three
            quarters of FY 1996
            Incorporated by reference filed by
            HHFC on August 12, 1996; May 12,
            1996; February 14, 1996

10.1        The Stock Ownership Plan
            Incorporated by reference to S-1,
            Exhibit 10.4

10.2        The Stock Option and Incentive Plan
            Incorporated by reference to the S-1,
            Exhibit 10.2 and as Exhibit A to
            the Definitive Proxy Statement
            filed by HHFC on December 2, 1995.

10.3        The Recognition and Retention Plan
            Incorporated by reference to the S-1,
            Exhibit 10.3 and as Exhibit B to
            the Definitive Proxy Statement
            filed by HHFC on December 2, 1995

10.4        Employment Agreements
            Incorporated by reference to the S-1,

16          Letter of the Predecessor Accountant
            Incorporated by reference to the S-1,
            Exhibit 10

22          Subsidiary of Harvest Home Financial Corporation

                 SUBSIDIARY OF HARVEST HOME FINANCIAL CORPORATION

                                   Exhibit # 22




Name:            Harvest Home Savings Bank d/b/a Harvest Home Savings Bank



State of Incorporation:    Ohio








































86091







