Form 10QSB
period 1996-12-31
HARVEST HOME FINANCIAL CORP
filed 1997-02-14
CIK 919624

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1996

OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.  033-75820

            HARVEST HOME FINANCIAL CORPORATION
     (Exact name of registrant as specified in its charter)

Ohio                  						        31-1402988
(State or other jurisdiction of				(I.R.S. Employer
incorporation or organization)				 Identification
 Number)

3621 Harrison Avenue
Cheviot, Ohio							               45211
(Address of principal					        (Zip Code)
executive office)

Issuer's telephone number, including area code: (513)   661-6612

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  							No

As of February 7, 1997 the latest practicable date, 934,857 shares of the registrant's common stock, without par value, were issued and outstanding.

Harvest Home Financial Corporation

	INDEX



PART I   -	FINANCIAL INFORMATION

		Consolidated Statements of Financial Condition

		Consolidated Statements of Earnings

		Consolidated Statements of Cash Flows

		Notes to Consolidated Financial Statements

		Management's Discussion and Analysis of
		Financial Condition and Results of
		Operations


PART II -		OTHER INFORMATION

SIGNATURES

Harvest Home Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

		                                          December 31,	    September 30,
     ASSETS                                         1996              1996

Cash and due from banks	                       $     329	        $     520
Federal funds sold	                                  700	              400
Interest-bearing deposits in other
  financial institutions	                          2,285	              788
Cash and cash equivalents	                         3,314	            1,708

Investment securities designated as
  available for sale - at market	                 10,111	           12,105
Mortgage-backed securities designated
  as available for sale - at market	              24,969	           20,429
Loans receivable - net	                           42,721	           42,267
Office premises and equipment - at
  depreciated cost	                                  941	              952
Stock in Federal Home Loan Bank - at cost 	          761	              588
Accrued interest receivable on loans                	196	              209
Accrued interest receivable on
  mortgage-backed securities	                        100	              102
Accrued interest receivable on investments
  and interest-bearing deposits	                     251	              211
Prepaid expenses and other assets	                    58	               74
Prepaid federal income taxes	                        237	               73

	Total assets	                                   $83,659	          $78,718

	LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	                                        $57,754	          $57,958
Advances from the Federal Home Loan Bank	         15,000           	10,000
Advances by borrowers for taxes and
  insurance	                                         143	               96
Accounts payable on mortgage loans
  serviced for others	                                10	                3
Accrued interest payable	                             92	               77
Other liabilities	                                    57	              813
Deferred federal income taxes	                       204	               46
    	Total liabilities	                           73,260	           68,993

Stockholders' Equity
  Common stock - 2,000,000 shares of no
  par value authorized;
  991,875 shares issued	                               0    	            0
  Additional paid-in capital	                      6,957	            6,740
  Shares acquired by Employee Stock
    Ownership Plan	                                 (378)	            (674)
  Shares acquired by Recognition and
    Retention Plan	                                 (389)	            (486)
  Retained earnings - substantially
    restricted	                                    4,851	            4,787
  Less 57,018 shares of treasury
    stock - at cost	                                (633)	            (633)
  Unrealized losses on securities
    designated as available for sale,
    net of related tax effects	                       (9)	              (9)

Total stockholders' equity	                        10,399         	  9,725

Total liabilities and stockholders' equity	       $83,659	         $78,718

Harvest Home Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended December 31,
(In thousands, except share data)

		                                                  1996	       1995

Interest income
  Loans	                                         $   856	    $   793
  Mortgage-backed securities	                        299	        106
  Investment securities	                             193	        288
  Interest-bearing deposits and other	                44	         51
	Total interest income	                            1,392	      1,238

Interest expense
  Deposits	                                          691	        701
  Borrowings	                                        151	          0
	Total interest expense	                             842	        701

	Net interest income	                                550	        537

Other income
  Gain on sale of investments and mortgage-
  backed securities designated as available
  for sale	                                             6	         0
  Other	                                               17	        13
	Total other income	                                   23	        13

General, administrative and other expense
  Employee compensation and benefits	                  171	      179
  Occupancy and equipment	                              61	       58
  Federal deposit insurance premiums	                    0       	32
  Franchise taxes	                                      34	       22
  Other	                                                69	       67
	Total general, administrative and other expense	      335	      358

	Earnings before income taxes	                         238	      192

Federal income taxes
  Current	                                             (77)	      57
  Deferred	                                            158	        7
	Total federal income taxes	                            81	       64

	NET EARNINGS	                                     $   157	  $   128

	EARNINGS PER SHARE	                                  $.18     	$.15

The Harvest Home Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended December 31,
(In thousands)

		                                                    1996	         1995

Cash flows provided by (used in) operating
activities:
  Net earnings for the period	                     $   157	     $     128
  Adjustments to reconcile net earnings to
  net cash provided by (used in) operating
  activities:
    Amortization of deferred loan origination fees	    (12)	           (8)
    Depreciation and amortization	                      14	            10
    Amortization of premiums on investment and
      mortgage-backed securities	                       11	            26
    Gain on sale of investment and mortgage-
      backed securities	                                (6)	            0
    Amortization of employee stock benefit plans	      236	           120
    Federal Home Loan Bank stock dividends	            (11)	          (10)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans	             13	            11
      Accrued interest receivable on mortgage-
        backed securities	                               2	             1
      Accrued interest receivable on investments
        and interest-bearing deposits	                 (40)	            8
      Prepaid expenses and other assets	                16	            67
      Accounts payable on mortgage loans serviced
        for others	                                      7	           (12)
      Accrued interest payable	                         15	             2
      Other liabilities	                              (382)          	(68)
      Federal income taxes
        Current                                      	(164)	           57
        Deferred	                                      158    	         7
	Net cash provided by operating activities	             14           	339

Cash flows provided by (used in) investing activities:

  Principal repayments on mortgage-backed securities	  310	           283
  Purchase of mortgage-backed securities	           (5,000)            	0
  Proceeds from maturity of investment securities	       0         	1,000
  Proceeds from sale of investment securities	       2,004	             0
  Proceeds from sale of mortgage-backed securities	    135             	0
  Principal repayments on loans                       	860	         1,662
  Loan disbursements	                               (1,302)       	(1,874)
  Purchase of office equipment                         	(3)	         (178)
  Purchase of Federal Home Loan Bank stock	           (162)         	   0
	Net cash provided by (used in) investing
     activities                                    	(3,158)	          893

Cash flows provided by (used in) financing
activities:
  Net increase (decrease) in deposit accounts        	(204)          	194
  Proceeds from Federal Home Loan Bank advances     	5,000	             0
  Advances by borrowers for taxes and insurance	        47	            40
  Dividends on common stock	                           (93)	          (90)
  Purchase of treasury shares	                           0        	   (80)
	Net cash provided by financing activities          	4,750	            64

Net increase in cash and cash equivalents	           1,606	         1,296

Cash and cash equivalents at beginning of period	    1,708       	  2,313

Cash and cash equivalents at end of period	         $3,314	      $  3,609

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes	                           $     0	      $     0

    Interest on deposits and borrowings	            $   827	    $     699

Supplemental disclosure of noncash investing
activities:
  Transfer of investment and mortgage-backed
    securities to an available for sale
    classification	                                 $     0	      $25,732

  Unrealized gains on securities designated
    as available for sale, net of related
    tax effects	                                    $     0	    $     330

Harvest Home Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended
December 31, 1996 and 1995


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.   Principes of Consolidation

The accompanying consolidated financial statements include the accounts of Harvest Home Financial Corporation (the Corporation) and Harvest Home Savings Bank (the Savings Bank). All significant intercompany items have been eliminated.

3.   Earnings Per Share

Earnings per share is computed based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 37,826 and 67,385 unallocated ESOP shares, totaled 897,031 and 883,106 for the three month periods ended December 31, 1996 and 1995, respectively.


4.  Effects of Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No.
123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board
Opinion No. 25, and therefore the provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.


Forward-Looking Statements

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally.

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans and the effect of certain accounting pronouncements.


Discussion of Financial Condition Changes from September 30, 1996 to December 31, 1996

At December 31, 1996, the Corporation had total assets of $83.7 million, an increase of $4.9 million, or 6.3%, from September 30, 1996. The increase in assets was funded primarily through a $5.0 million increase in advances from the Federal Home Loan Bank.

Cash and due from banks, interest-bearing deposits in other financial institutions and investment securities decreased by $388,000, to a total of $13.4 million at December 31, 1996. Investment securities decreased by $2.0 million, or 16.5%, due to sales of securities during the quarter.

Mortgage-backed securities increased by $4.5 million, or 22.2%, to a total of $25.0 million at December 31, 1996, as compared to $20.4 million at September 30, 1996, as purchases of $5.0 million exceeded principal repayments and sales of $310,000 and $135,000, respectively. During the current quarter, management purchased $5.0 million of long-term, adjustable-rate U.S. Government agency REMIC's with a yield of 6.63%. Such purchases were funded with proceeds from Federal Home Loan Bank advances.

Loans receivable increased by $454,000, or 1.1%, as loan disbursements of $1.3 million exceeded principal repayments of $860,000.

At December 31, 1996, Harvest Home's allowance for loan losses totaled $111,000, which equaled the level maintained at September 30, 1996. The allowance for loan losses is evaluated by management based upon an assessment of current and anticipated economic conditions applied to the loan portfolio, as well as, evaluating the quality of the portfolio. At December 31, 1996, the Corporation had $217,000 in nonperforming loans, as compared to $164,000 in nonperforming loans at September 30, 1996. Although management believes that its allowance for loan losses at December 31, 1996 was adequate based on facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Harvest Home's results of operations.

Deposits totaled $57.8 million at December 31, 1996, a decrease of $204,000, or .4%, from the $58.0 million of deposits outstanding at September 30, 1996.


Advances from the Federal Home Loan Bank increased by $5.0 million, or 50.0%, during the current quarter as management elected to fund the purchase of mortgage-backed securities with long-term adjustable-rate advances bearing interest at a rate of 5.43%.

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

These guidelines divide the Savings Bank's capital into two tiers. The first tier ("Tier 1") includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The FDIC may, however, set higher capital requirements when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minumum levels.

In addition, the FDIC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for savings banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other savings banks are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 or 200 basis points.

As of December 31, 1996, the Savings Bank's regulatory capital substantially exceeded all minimum capital requirements.


Comparison of Operating Results for the Three Month Periods Ended December 31, 1996 and 1995

General

Net earnings for the three months ended December 31, 1996 totaled $157,000, an increase of $29,000, or 22.7%, over the $128,000 of net earnings recorded for the three months ended December 31, 1995. The increase in earnings resulted primarily from a $13,000 increase in net interest income, a $10,000 increase in other income and a $23,000 decrease in general, administrative and other expense, which were partially offset by a $17,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans for the three months ended December 31, 1996 increased by $63,000, or 7.9%. The increase was primarily due to a $4.2 million increase in average portfolio balance year-to-year, which was partially offset by a 22 basis point decrease in yield, from 8.27% in 1995 to 8.05% in 1996. Interest income on mortgage-backed securities increased $193,000, or 182.1%, due to a $13.8 million increase in average portfolio balance outstanding year-to-year. Interest income on investment securities and other interest-earning assets decreased by $102,000, or 30.1%. This decrease was primarily the result of a $6.5 million decrease in average portfolio balance outstanding year-to-year.

Interest expense on deposits decreased by $10,000, or 1.4%, during the three months ended December 31, 1996. This decrease was the result of a 20 basis point decline in the average cost of deposits, from 4.96% in 1995 to 4.76% in 1996.

Interest expense on borrowings increased by $151,000 as a result of the increase in advances from the Federal Home Loan Bank, as previously discussed.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $13,000, or 2.4%, during the three months ended December 31, 1996, as compared to the three months ended December 31, 1995.

Other Income

Other income increased by $10,000, or 76.9%, during the three months ended December 31, 1996. This increase was due primarily to a $6,000 gain on sale of investment and mortgage-backed securities, coupled with an increase in service charges and other fees year-to-year.

General, Administrative and Other Expense

General, administrative and other expense decreased by approximately $23,000, or 6.4%, during the three months ended December 31, 1996, to a total of $335,000, as compared to the $358,000 total reported for the same period in 1995. This decrease was primarily the result of a $32,000, or 100.0%, decrease in federal deposit insurance premiums, which was partially offset by a $12,000, or 54.5%, increase in franchise taxes. The decline in federal deposit insurance premiums was due primarily to a reduction in premium rates following the SAIF recapitalization charge recorded by the Corporation at September 30, 1996. The increase in franchise taxes was due to the increase in stockholders' equity following the conversion to stock form in 1994.


Federal Income Taxes

The provision for federal income taxes increased by $17,000, or 26.6%, during the three months ended December 31, 1996, due primarily to an increase in earnings before income taxes of $46,000, or 24.0%. Harvest Home's effective tax rates amounted to 34.0% and 33.3% during the three months ended December 31, 1996 and 1995, respectively.


Harvest Home Financial Corporation

PART II


ITEM 1.	Legal Proceedings

		Not applicable


ITEM 2.	Changes in Securities

		Not applicable


ITEM 3.	Defaults Upon Senior Securities

		Not applicable


ITEM 4.	Submission of Matters to a Vote of Security Holders

On December 29, 1996, the Annual Meeting of the Corporation's Stockholders was held. Three directors (John E. Rathkamp, George C. Eyrich and Herbert E. Menkhaus) were each elected to terms expiring in 1999 by the following votes:

For:  765,918	Against:  13,791

One other matter was submitted to the stockholders, for which the following vote was cast:

Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended September 30, 1997.

For:  765,918	Against:  10,494	Abstain:  3,300

ITEM 5.	Other Information

		None


ITEM 6.	Exhibits and Reports on Form 8-K

     A Form 8-K was filed on November 6, 1996 to reflect a payment of a one-time cash distribution of $3.00 per share to all shareholders of record as of September 6, 1996. The distribution was issued following a response in the form of a Private Letter Ruling from the Internal Revenue Service.













SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: February 14, 1997    		          By:________________________
							                                  John E. Rathkamp
							                                  President, Chief
                                         Executive Officer
                            							      and Secretary




Date: February 14, 1997    	          By:_________________________
							                                  Dennis J. Slattery
							                                  Executive Vice
                                         President, Treasurer



































SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: February 14, 1997              By:/s/John E. Rathkamp
							                                 John E. Rathkamp
							                                 President, Chief
                                        Executive Officer
                           							      and Secretary



Date: February 14, 1997             By:/s/Dennis J. Slattery
							                                 Dennis J. Slattery
							                                 Executive Vice
                                        President, Treasurer