Form 10QSB
period 1997-03-31
HARVEST HOME FINANCIAL CORP
filed 1997-05-15
CIK 919624

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 1997

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

As of May 9, 1997, the latest practicable date, 914,857 shares of the registrant's common stock, without par value, were issued and outstanding.

Harvest Home Financial Corporation

	INDEX

		Page

PART I   -	FINANCIAL INFORMATION

		Consolidated Statements of Financial Condition

		Consolidated Statements of Earnings

		Consolidated Statements of Cash Flows

		Notes to Consolidated Financial Statements

		Management's Discussion and Analysis of
		Financial Condition and Results of
		Operations


PART II -		OTHER INFORMATION

SIGNATURES

Harvest Home Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)


                                                    		March 31,	  September 30,
     	ASSETS	                                           1997	          1996

Cash and due from banks	                             $     413	    $     520
Federal funds sold	                                        750	          400
Interest-bearing deposits in other financial
  institutions	                                          1,199	          788
Cash and cash equivalents	                               2,362	        1,708

Investment securities designated as available
  for sale - at market		                                10,023	       12,105
Mortgage-backed securities designated as available
  for sale -  at market	                                24,308	       20,429
Loans receivable - net	                                 43,910	       42,267
Office premises and equipment - at depreciated cost	       958	          952
Stock in Federal Home Loan Bank - at cost 	                774	          588
Accrued interest receivable on loans	                      222	          209
Accrued interest receivable on mortgage-backed
  securities	                                               98	          102
Accrued interest receivable on investments and
  interest-bearing deposits	                               167	          211
Prepaid expenses and other assets	                         130	           74
Prepaid federal income taxes	                              151            73

	Total assets	                                         $83,103	      $78,718

	LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	                                              $57,563      	$57,958
Advances from the Federal Home Loan Bank	               14,700	       10,000
Advances by borrowers for taxes and insurance	              99	           96
Accounts payable on mortgage loans serviced for others	      2            	3
Accrued interest payable                                   	97           	77
Other liabilities	                                          96          	813
Deferred federal income taxes	                             160	           46
Total liabilities	                                      72,717       	68,993

Stockholders' Equity
  Common stock - 2,000,000 shares without par value
  authorized, 991,875 shares issued	                         -            	-
  Additional paid-in capital	                            6,957        	6,740
  Shares acquired by Employee Stock Ownership Plan	       (378)        	(674)
  Shares acquired by Recognition and Retention Plan	      (389)        	(486)
  Retained earnings - substantially restricted	          4,920        	4,787
  Less 57,018 shares of treasury stock - at cost	         (633)        	(633)
  Unrealized losses on securities designated as
    available for sale, net of related tax effects         (91)	          (9)
	Total stockholders' equity	                            10,386	        9,725

	Total liabilities and stockholders' equity           	$83,103      	$78,718

Harvest Home Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

                                         Six months ended  	Three months ended
		                                           March 31,	           March 31,
		                                        1997	      1996	     1997	     1996


Interest income
  Loans	                                $1,687	    $1,534	  $   831	  $   741
  Mortgage-backed securities	              722	       271	      423	      165
  Investment securities	                   363	       553      	170	      265
  Interest-bearing deposits and other	      92	       136	       48	       85
	Total interest income                  	2,864     	2,494    	1,472    	1,256

Interest expense
  Deposits	                              1,369     	1,409       678   	   708
  Borrowings	                              356	         -   	   205     	   -
	Total interest expense	                 1,725     	1,409   	   883   	   708

	Net interest income	                    1,139	     1,085      	589      	548

Provision for losses on loans	               3	         -         3     	   -

	Net interest income after provision
	  for losses on loans	                  1,136	     1,085	      586      	548

Other income
  Gain on sale of investments and
  mortgage-backed securities designated
  as available for sale	                     6	         -        	-        	-
   Other	                                   30	        27  	     13	       14
	Total other income	                        36	        27	       13	       14

General, administrative and other expense
  Employee compensation and benefits	      379	       372	      200	      193
  Occupancy and equipment	                 130       	127       	69	       69
  Federal deposit insurance premiums	        9	        64	        9	       32
  Franchise taxes	                          63	        56       	29	       34
  Other	                                   106	       129	       45	       62
	Total general, administrative and
      other expense	                       687	       748	      352	      390

	Earnings before income taxes	             485	       364	      247	      172

Federal income taxes
  Current	                                   9	       103	       86	       46
  Deferred	                                156   	     20 	      (2)	      13
	Total federal income taxes	               165	       123	       84	       59

	NET EARNINGS	                         $   320	   $   241  	$   163	  $   113

	EARNINGS PER SHARE	                      $.36	      $.29	     $.18	     $.14


The Harvest Home Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended March 31,
(In thousands)

		                                                           1997	       1996
Cash flows provided by (used in) operating activities:
  Net earnings for the period                            	$   320  	 $    241
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees	           (17)	       (11)
    Depreciation and amortization	                             26	         24
    Amortization of premiums on mortgage-backed securities	     5	         23
    Amortization of premiums on investment securities	         16         	18
    Gain on sale of investment and mortgage-backed securities	 (6)	         -
    Amortization expense of employee benefit plans	           236	        120
    Provision for losses on loans	                              3          	-
    Federal Home Loan Bank stock dividends	                   (24)       	(20)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans	                   (13)        	(2)
      Accrued interest receivable on mortgage-backed
        securities	                                             4	          3
      Accrued interest receivable on investments and
        interest-bearing deposits                             	44          46
      Prepaid expenses and other assets                      	(56)	       (62)
      Accounts payable on mortgage loans serviced for others	  (1)	         -
      Accrued interest payable	                                20	         27
      Other liabilities                                     	(343)       	(45)
      Federal income taxes
        Current	                                              (78)        	11
        Deferred	                                             156	         20
	Net cash provided by operating activities	                   292        	393

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities	              -      	3,000
  Proceeds from sale of investment securities	              2,004          	-
  Proceeds from sale of mortgage-backed securities	           135          	-
  Principal repayments on mortgage-backed securities	         925	        692
  Purchase of mortgage-backed securities	                  (5,000)	         -
  Principal repayments on loans	                            2,236	      3,196
  Loan disbursements	                                      (3,865)	    (4,903)
  Purchase of office premises and equipment	                  (32)	      (286)
  Purchase of Federal Home Loan Bank stock                	  (162)    	     -
	Net cash provided by (used in) investing activities	      (3,759)     	1,699

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits	                       (395)     	3,181
  Proceeds from Federal Home Loan Bank advances	            5,000          	-
  Repayment of Federal Home Loan Bank advances	              (300)	         -
  Advances by borrowers for taxes and insurance	                3	          2
  Dividends paid	                                            (187)      	(180)
  Purchase of treasury stock	                                   -         (80)
	Net cash provided by financing activities	                 4,121    	  2,923

Net increase in cash and cash equivalents	                    654	      5,015

Cash and cash equivalents at beginning of period	           1,708    	  2,313

Cash and cash equivalents at end of period                	$2,362	   $  7,328

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes	                                 $   179   	$     80

    Interest on deposits and borrowings	                   $1,715	   $  1,382


Supplemental disclosure of noncash investing activities:
  Transfer of investment and mortgage-backed securities
    to an available for sale classification                	$   -    	$25,732

  Unrealized gains (losses) on securities designated
    as available for sale, net of related tax effects	   $    (82)	 $     123


Harvest Home Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six month periods ended
March 31, 1997 and 1996


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Harvest Home Financial Corporation (the "Corporation") and Harvest Home Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share

Earnings per share is computed based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 37,826 unallocated ESOP shares, totaled 897,031 for each of the six and three month periods ended March 31, 1997. Weighted-average common shares outstanding, which gives effect to 67,385 unallocated ESOP shares, totaled 883,106 for each of the six and three month periods ended March 31, 1996.

4.  Effects of Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has a continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the six month period ended March 31, 1997 would have each been $.36. Basic and diluted earnings per share for the three month period ended March 31, 1997 would have each been $.18.

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


Discussion of Financial Condition Changes from September 30, 1996 to March 31, 1997

At March 31, 1997, the Corporation had total assets of $83.1 million, an increase of $4.4 million, or 5.6%, over September 30, 1996. The increase in assets was funded primarily through a $4.7 million increase in advances from the Federal Home Loan Bank.

Liquid assets (i.e., cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and investment securities) decreased by $1.4 million, to a total of $12.4 million at March 31, 1997. Investment securities decreased by $2.1 million, or 17.2%, due primarily to sales of securities totaling $2.0 million during the period.

Mortgage-backed securities increased by $3.9 million, or 19.0%, to a total of $24.3 million at March 31, 1997, as compared to $20.4 million at September 30, 1996, as purchases of $5.0 million exceeded principal repayments and sales of $925,000 and $135,000, respectively. During the six month period, management purchased $5.0 million of long-term, adjustable-rate U.S. Government agency REMIC's with a yield of 6.63%. Such purchases were funded with proceeds from Federal Home Loan Bank advances.

Loans receivable increased by $1.6 million, or 3.9%, as loan disbursements of $3.9 million exceeded principal repayments of $2.2 million.

At March 31, 1997, Harvest Home's allowance for loan losses totaled $114,000, an increase of $3,000, or 2.7%, over the $111,000 balance at September 30, 1996. The allowance for loan losses is evaluated by management based upon an assessment of current and anticipated economic conditions applied to the loan portfolio, as well as an evaluation of the quality of the portfolio. At March 31, 1997, the Corporation had $126,000 in nonperforming loans, as compared to $164,000 in nonperforming loans at September 30, 1996. Although management believes that its allowance for loan losses at March 31, 1997 was adequate based on facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could negatively affect Harvest Home's results of operations.

Deposits totaled $57.6 million at March 31, 1997, a decrease of $395,000, or .7%, from the $58.0 million of deposits outstanding at September 30, 1996.

Advances from the Federal Home Loan Bank increased by $4.7 million, or 47.0%, during the six month period as management elected to fund the purchase of mortgage-backed securities with long-term adjustable-rate advances bearing interest at a rate of 5.43%.

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

These guidelines divide the Savings Bank's capital into two tiers. The first tier ("Tier 1") includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The FDIC may, however, set higher capital requirements when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

As of March 31, 1997, the Savings Bank's regulatory capital substantially exceeded all minimum capital requirements.


Comparison of Operating Results for the Six Month Periods Ended March 31, 1997 and 1996

General

Net earnings for the six months ended March 31, 1997 totaled $320,000, an increase of $79,000, or 32.8%, over the $241,000 of net earnings recorded for the six months ended March 31, 1996. The increase in earnings resulted primarily from a $54,000 increase in net interest income, a $9,000 increase in other income and a $61,000 decrease in general, administrative and other expense, which were partially offset by a $42,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans for the six months endedase of $153,000, or 10.0%, over the comparable 1996 period. The increase was primarily due to a $4.2 million increase in average portfolio balance year-to-year. Interest income on mortgage-backed securities increased $451,000, or 166.4%, due to a $14.5 million increase in average portfolio balance outstanding year-to-year. Interest income on investment securities and other interest-earning assets decreased by $234,000, or 34.0%. This decrease was primarily the result of a $7.2 million decrease in average portfolio balance outstanding year-to-year.

Interest expense on deposits decreased by $40,000, or 2.8%, during the six months ended March 31, 1997. This decrease resulted primarily from an 18 basis point decline in the average cost of deposits, from 4.91% in 1996 to 4.73% in 1997, which was partially offset by a $513,000 increase in the weighted-average balances outstanding year to year.

Interest expense on borrowings increased by $356,000 as a result of the increase in advances from the Federal Home Loan Bank, as previously discussed.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $54,000, or 5.0%, during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis management recorded a $3,000 promision for losses on loans during the six month period ended March 31, 1997. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $9,000, or 33.3%, during the six months ended March 31, 1997. This increase was due primarily to a $6,000 gain on sale of investment and mortgage-backed securities, coupled with an increase in service charges and other fees year to year.


General, Administrative and Other Expense

General, administrative and other expense decreased by approximately $61,000, or 8.2%, during the six months ended March 31, 1997, to a total of $687,000, as compared to the $748,000 total reported for the same period in 1996. This decrease was primarily the result of a $55,000, or 85.9%, decrease in federal deposit insurance premiums and a $23,000, or 17.8%, decrease in other operating expense. The decline in federal deposit insurance premiums was due primarily to a reduction in premium rates following the SAIF recapitalization charge recorded by the Corporation at September 30, 1996. The decline in other operating expense resulted primarily from a decline in professional fees and stock registration costs.

Federal Income Taxes

The provision for federal income taxes increased by $42,000, or 34.1%, during the six months ended March 31, 1997, due primarily to an increase in earnings before income taxes of $121,000, or 33.2%. Harvest Home's effective tax rates amounted to 34.0% and 33.8% during the six months ended March 31, 1997 and 1996, respectively.


Comparison of Operating Results for the Three Month Periods Ended March 31, 1997 and 1996

General

Net earnings for the three months ended March 31, 1997, totaled $163,000, an increase of $50,000, or 44.2%. The increase in net earnings resulted primarily from a $41,000 increase in net interest income and a $38,000 decrease in general, administrative and other expense, which were partially offset by a $25,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans for the three months ended March 31, 1997, totaled $831,000, an increase of $90,000, or 12.1%, due primarily to a $4.2 million increase in the weighted-average portfolio balance outstanding. Interest income on mortgage-backed securities increased by $258,000, or 156.4%, due to an increase in the weighted average portfolio balance outstanding year-to-year. Interest income on investment securities and other interest-earning assets decreased by $132,000, or 37.7%. This decrease was primarily the result of a decrease in the weighted-average portfolio balance outstanding year-to-year.

Interest income on deposits and borrowings increased by $175,000, or 24.7%, during the three months ended March 31, 1997. This increase was primarily the result of an increase in the weighted average portfolio balance of Federal Home Loan Bank advances outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $41,000, or 7.5%, during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996.


Provision for Losses on Loans

The Savings Bank's provision for loan losses increased by approximately $3,000 for the three months ended March 31, 1997, as compared to the 1996 quarter.

Other Income

Other income decreased by $1,000, or 7.1% during the three months ended March 31, 1997. This decrease was dur to a decrease in service charges and other fees year-to-year.

General, Administrative and Other Expense

General, administrative and other expense decreased by approximately $38,000, or 9.7%, during the three months ended March 31, 1997, as compared to 1996. This decrease was primarily the result of a $23,000, or 71.9%, decrease in federal deposit insurance premiums and a $17,000, or 27.4%, decrease in other expenses. The decline in federal deposit insurance premiums was due primarily to a reduction in premium rates following the SAIF recapitalization charge recorded by the Corporation at September 30, 1996.

Federal Income Taxes

The provision for federal income taxes increased by $25,000, or 42.4%, during the three months ended March 31, 1997, due primarily to an increase in earnings before income taxes of $75,000, or 43.6%. The Corporation's effective tax rates amounted to 34.0% and 34.3% during the three months ended March 31, 1997 and 1996, respectively.

Harvest Home Financial Corporation
PART II


ITEM 1.     Legal Proceedings

Not applicable.

ITEM 2.     Changes in Securities

Not applicable.

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

ITEM 5.     Other Materially Important Events

None.

ITEM 6.     Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 1997               By:_______________________________
                                     John E. Rathkamp
                                     President, Chief Executive Officer
                                     and Secretary

Date:  May 15, 1997               By:_______________________________
                                     Dennis J. Slattery
                                     Executive Vice President,
                                     Treasurer

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 1997               By:/s/John E. Rathkamp
                                     John E. Rathkamp
                                     President, Chief Executive Officer
                                     and Secretary


Date:  May 15, 1997               By:/s/Dennis J. Slattery
                                     Executive Vice President,
                                     Treasurer