Form 10QSB/A
period 1997-03-31
HARVEST HOME FINANCIAL CORP
filed 1997-05-19
CIK 919624

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

Net Interest Income


Interest income on loans for the six months ended    March 31, 1997, totaled
$1.7 million, an incre    ase of $153,000, or 10.0%, over the comparable 1996
period. The increase was primarily due to a $4.2 million increase in average portfolio balance year-to-year. Interest income on mortgage-backed securities increased $451,000, or 166.4%, due to a $14.5 million increase in average portfolio balance outstanding year-to-year. Interest income on investment securities and other interest-earning assets decreased by $234,000, or 34.0%. This decrease was primarily the result of a $7.2 million decrease in average portfolio balance outstanding year-to-year.

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

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis management recorded

a $3,000    provision     for losses on loans during the six month period ended
March 31, 1997. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

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

Net Interest Income

Interest income on loans for the three months ended March 31, 1997, totaled $831,000, an increase of $90,000, or 12.1%, due primarily to a $4.2 million increase in the weighted-average portfolio balance outstanding. Interest income on mortgage-backed securities increased by $258,000, or 156.4%, due to an increase in the weighted average portfolio balance outstanding year-to-year. Interest income on investment securities and other interest-earning assets decreased by $132,000, or 37.7%. This decrease was primarily the result of a

decrease    in yields available on short term deposits year-to-year, coupled with a decrease
in the weighted-average portfolio balance outstanding year-to-year.

Interest
   expense
on deposits and borrowings increased by $175,000, or 24.7%, during the three months ended March 31, 1997. This increase was primarily the result of an increase in the weighted average portfolio balance of Federal Home Loan Bank advances outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $41,000, or 7.5%, during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996.


Provision for
   Loan Losses

The Savings Bank's provision for loan losses increased by approximately $3,000 for the three months ended March 31, 1997, as compared to the 1996 quarter.

Other Income

Other income decreased by $1,000, or 7.1% during the three months ended March

31, 1997.  This decrease was    due
to a decrease in service charges and other fees year-to-year.

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