Form 10QSB
period 1997-06-30
HARVEST HOME FINANCIAL CORP
filed 1997-08-14
CIK 919624

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1997


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

As of August 11, 1997, the latest practicable date, 914,857 shares of the registrant's common stock, without par value, were issued and outstanding.

Harvest Home Financial Corporation

	INDEX



PART I   -	    FINANCIAL INFORMATION

	Consolidated Statements of Financial Condition

	Consolidated Statements of Earnings

	Consolidated Statements of Cash Flows

	Notes to Consolidated Financial Statements

	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations


PART II -	  OTHER INFORMATION

SIGNATURES

Harvest Home Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)


		                                              June 30,	      September 30,
                                                  1997              1996

ASSETS

Cash and due from banks	                      $     436	         $     520
Federal funds sold	                                 600	               400
Interest-bearing deposits in other financial
  institutions	                                   1,916	               788
    	Cash and cash equivalents	                   2,952	             1,708

Investment securities designated as
  available for sale -  at market	                8,036	            12,105
Mortgage-backed securities designated as
  available for sale -  at market	               28,845	            20,429
Loans receivable - net	                          45,063             42,267
Office premises and equipment - at
  depreciated cost	                                 954	               952
Stock in Federal Home Loan Bank - at cost 	       1,002	               588
Accrued interest receivable on loans	               268	               209
Accrued interest receivable on mortgage-backed
  securities	                                       108	               102
Accrued interest receivable on investments and
  interest-bearing deposits	                        165	               211
Prepaid expenses and other assets	                   92	                74
Prepaid federal income taxes	                       111	                73

	Total assets	                                  $87,596	           $78,718

	LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	                                       $57,072	           $57,958
Advances from the Federal Home Loan Bank	        19,650            	10,000
Advances by borrowers for taxes and insurance	       59	                96
Accounts payable on mortgage loans serviced
  for others	                                         2	                 3
Accrued interest payable                           	119	                77
Other liabilities	                                  129	               813
Deferred federal income taxes	                      216	                46
    	Total liabilities	                          77,247	            68,993

Stockholders' Equity
  Common stock - 2,000,000 shares without
  par value authorized, 991,875 shares issued	        -	                 -
  Additional paid-in capital	                     6,957	             6,740
  Shares acquired by Employee Stock Ownership
    Plan	                                          (378)	             (674)
  Shares acquired by Recognition and
    Retention Plan	                                (389)              (486)
  Retained earnings - substantially restricted	   4,997              4,787
  Less 77,018 and 57,018 shares of treasury
    stock - at cost	                               (856)	             (633)
  Unrealized gains (losses) on securities
    designated as available for sale,
    net of related tax effects	                      18	                 (9)
	Total stockholders' equity	                     10,349	              9,725

	Total liabilities and stockholders' equity    	$87,596             $78,718



Harvest Home Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)


                                       		Nine months ended	Three months ended
		                                            June 30,	          June 30,
	 	                                      1997	       1996   	1997	      1996

Interest income
  Loans	                                 $2,571	   $2,335   	$   884 	$   801
  Mortgage-backed securities	             1,175	      484	       453	     213
  Investment securities                    	532      	801       	169     	248
  Interest-bearing deposits and
    other	                                  131	      204	        39 	     68
	Total interest income	                   4,409	    3,824	     1,545	   1,330

Interest expense
  Deposits	                               2,063	    2,122	       694	     713
  Borrowings	                               616	       50    	   260	      50
	Total interest expense	                  2,679	    2,172	       954	     763

	Net interest income	                     1,730	    1,652       	591     	567

Provision for losses on loans	                6	        -          3 	      -

	Net interest income after
     Provision for losses on
     loans	                               1,724    	1,652       	588	     567

Other income
  Gain on sale of investments and
    mortgage-backed securities
    designated as available for sale	         7	        - 	         1	      -
  Other	                                     44	       42	         14	     15
	Total other income	                         51	       42	         15	     15

General, administrative and other
expense
  Employee compensation and benefits	       582	      570	        203	    198
  Occupancy and equipment                  	194	      190	         64	     63
  Federal deposit insurance premiums	        19       	97	         10	     33
  Franchise taxes	                           92       	90	         29     	34
  Other	                                    148   	   176    	     42	     47
	Total general, administrative
     and other expense                   	1,035     	1,123	       348	    375

	Earnings before income taxes	              740	       571	       255	    207

Federal income taxes
  Current	                                   94	       166	        85	     63
  Deferred	                                 155	        25	        (1)	     5
	Total federal income taxes	                249	       191	        84	     68

	NET EARNINGS	                          $   491	   $   380	   $   171 	$  139

	EARNINGS PER SHARE	                       $.55	      $.45	      $.19	   $.16

The Harvest Home Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended June 30,
(In thousands)

                                                         		1997	        1996

Cash flows provided by (used in) operating
activities:
  Net earnings for the period	                        $     491	   $     380
  Adjustments to reconcile net earnings to net
  Cash provided by (used in) operating
  activities:
    Amortization of deferred loan origination
      fees	                                                 (23)        	(28)
    Depreciation and amortization	                           38          	37
    Amortization of premiums on mortgage-backed
	 securities	                                                 9	          35
    Amortization of premiums on investment
	 securities                                                	31	          29
    Gain on sale of investment and mortgage-
      backed securities	                                     (7)          	-
    Amortization expense of employee benefit plans	         236         	120
    Provision for losses on loans	                            6	           -
    Federal Home Loan Bank stock dividends	                 (40)        	(29)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                 	(59)        	(25)
      Accrued interest receivable on mortgage-
        backed securities                                   	(6)        	(15)
      Accrued interest receivable on investments
        and interest-bearing deposits                       	46          	55
      Prepaid expenses and other assets	                    (18)        	(75)
      Accounts payable on mortgage loans serviced
        for others                                          	(1)        	(13)
      Accrued interest payable	                              42          	32
      Other liabilities                                   	(310)         	18
      Federal income taxes
        Current	                                            (38)         	33
        Deferred	                                           155	          25
	Net cash provided by operating activities	                 552         	579

Cash flows provided by (used in) investing
activities:
  Principal repayments on mortgage-backed
    securities	                                           1,506         	995
  Purchase of mortgage-backed securities	                (9,984)     	(7,948)
  Proceeds from sale of mortgage-backed
    securities	                                             135	           -
  Proceeds from sale of investment securities            	4,005           	-
  Proceeds from maturity of investment securities	            -       	5,000
  Principal repayments on loans                          	4,284       	5,535
  Loan disbursements	                                    (7,063)     	(9,198)
  Purchase of Federal Home Loan Bank stock                	(374)	          -
  Purchase of office equipment	                             (40)	       (289)
	Net cash used in investing activities	                  (7,531)	     (5,905)

Cash flows provided by (used in) financing
activities:
  Net increase (decrease) in deposit accounts	             (886)      	1,801
  Proceeds from Federal Home Loan Bank advances	         10,000       	5,000
  Repayment of Federal Home Loan Bank advances	            (350)          	-
  Advances by borrowers for taxes and insurance	            (37)	        (33)
  Dividends paid on common stock                          	(281)       	(273)
  Purchase of treasury stock	                              (223)  	      (80)
	Net cash provided by financing activities	               8,223	       6,415

Net increase in cash and cash equivalents	                1,244	       1,089

Cash and cash equivalents at beginning of period	         1,708	       2,313

Cash and cash equivalents at end of period	            $  2,952    	$  3,402

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes	                              $    222	   $     132

    Interest on deposits and borrowings	               $  2,637	    $  2,140

Supplemental disclosure of noncash investing
activities:
  Transfer of investment and mortgage-backed
    securities to an available for sale
    classification	                                    $      -     $25,732

  Unrealized gains (losses) on securities
    designated as available for sale, net
    of related tax effects	                            $    27     	$    84

Harvest Home Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine month periods ended
June 30, 1997 and 1996


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Harvest Home Financial Corporation (the
"Corporation") and Harvest Home Savings Bank (the "Savings
Bank").  All significant intercompany items have been eliminated.


3.  Earnings Per Share

Earnings per share is computed based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 37,826 unallocated ESOP shares, totaled 891,774 and 881,142 for the nine and three month periods ended June 30, 1997. Weighted-average common shares outstanding, which gives effect to 67,385 unallocated ESOP shares, totaled 841,743 and 864,420 for each of the nine and three month periods ended June 30, 1996, respectively.

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

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997.
Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the nine month period ended June 30, 1997 would have each been $.55. Basic and diluted earnings per share for the three month period ended June 30, 1997 would have each been $.19.


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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans and the effect of certain accounting pronouncements.


Discussion of Financial Condition Changes from September 30, 1996 to June 30, 1997

At June 30, 1997, the Corporation had total assets of $87.6 million, an increase of $8.9 million, or 11.3%, over September 30, 1996. The increase in assets was funded primarily through a $9.7 million increase in advances from the Federal Home Loan Bank, which was partially offset by a decline in deposits of $886,000.

Liquid assets (i.e., cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and investment securities) decreased by $2.8 million, to a total of $11.0 million at June 30, 1997. Investment securities decreased by $4.1 million, or 33.6%, due primarily to sales of securities totaling $4.0 million during the period.

Mortgage-backed securities increased by $8.4 million, or 41.2%, to a total of $28.8 million at June 30, 1997, as compared to $20.4 million at September 30, 1996, as purchases of $10.0 million exceeded principal repayments and sales of $1.5 million and $135,000, respectively. During the nine month period, management purchased $10.0 million of long-term, adjustable-rate U.S. Government agency REMIC's with a yield of 6.78%. Such purchases were funded with proceeds from Federal Home Loan Bank advances.

Loans receivable increased by $2.8 million, or 6.6%, as loan disbursements of $7.0 million exceeded principal repayments of $4.3 million.

At June 30, 1997, Harvest Home's allowance for loan losses totaled $117,000, an increase of $6,000, or 5.4%, over the $111,000 balance at September 30, 1996. The allowance for loan losses is evaluated by management based upon an assessment of current and anticipated economic conditions applied to the loan portfolio, as well as an evaluation of the quality of the portfolio. At June 30, 1997, the Corporation had $100,000 in nonperforming loans, as compared to $164,000 in nonperforming loans at September 30, 1996.
 Although management believes that its allowance for loan losses at June 30, 1997 was adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect Harvest Home's results of operations.

Deposits totaled $57.0 million at June 30, 1997, a decrease of $886,000, or 1.5%, from the $58.0 million of deposits outstanding at September 30, 1996.

Advances from the Federal Home Loan Bank increased by $9.7 million, or 96.5%, during the nine month period as management elected to fund the purchase of mortgage-backed securities with long-term adjustable-rate advances bearing an average interest at a rate of 5.74%.

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

As of June 30, 1997, the Savings Bank's regulatory capital substantially exceeded all minimum capital requirements.


Comparison of Operating Results for the Nine Month Periods Ended
June 30, 1997 and 1996

General

Net earnings for the nine months ended June 30, 1997 totaled $491,000, an increase of $111,000, or 29.2%, over the $380,000 of net earnings recorded for the nine months ended June 30, 1996.
The increase in earnings resulted primarily from a $78,000 increase in net interest income, a $9,000 increase in other income and a $88,000 decrease in general, administrative and other expense, which were partially offset by a $58,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans for the nine months ended June 30, 1997, totaled $2.6 million, an increase of $236,000, or 10.1%, over the comparable 1996 period. The increase was primarily due to a $3.7 million increase in average portfolio balance year-to-year. Interest income on mortgage-backed securities increased $691,000, or 142.8%, due to a $13.5 million increase in average portfolio balance outstanding and a 52 basis point increase in the yield from year-to-year. Interest income on investment securities and other interest-earning assets decreased by $342,000, or 34.0%. This decrease was primarily the result of a $6.3 million decrease in average portfolio balance outstanding, which was partially offset by an increase of 14 basis points year-to-year from 6.91% in 1996 to 7.05% in 1997.

Interest expense on deposits decreased by $59,000, or 2.8%, during the nine months ended June 30, 1997. This decrease resulted primarily from an 9 basis point decline in the average cost of deposits, from 4.87% in 1996 to 4.78% in 1997, which was partially offset by a $555,000 increase in the average balances outstanding year to year.

Interest expense on borrowings increased by $566,000 as a result of the increase in advances from the Federal Home Loan Bank, as previously discussed.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $78,000, or 4.7%, during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis management recorded a $6,000 provision for losses on loans during the nine month period ended June 30, 1997. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $9,000, or 21.4%, during the nine months ended June 30, 1997. This increase was due primarily to a $7,000 gain on sale of investment and mortgage-backed securities, coupled with an increase in service charges and other fees year to year.



General, Administrative and Other Expense

General, administrative and other expense decreased by approximately $88,000, or 7.8%, during the nine months ended June 30, 1997, to a total of $1.0 million, as compared to the $1.1 million total reported for the same period in 1996. This decrease was primarily the result of a $78,000, or 80.4%, decrease in federal deposit insurance premiums and a $28,000, or 15.9%, decrease in other operating expense. The decline in federal deposit insurance premiums was due primarily to a reduction in premium rates following the SAIF recapitalization charge recorded by the Corporation at September 30, 1996. The decline in other operating expense resulted primarily from a decline in professional fees and stock registration costs.

Federal Income Taxes

The provision for federal income taxes increased by $58,000, or 30.4%, during the nine months ended June 30, 1997, due primarily to an increase in earnings before income taxes of $169,000, or 29.6%. Harvest Home's effective tax rates amounted to 33.6% and 33.5% during the nine months ended June 30, 1997 and 1996, respectively.


Comparison of Operating Results for the Three Month Periods Ended
June 30, 1997 and 1996

General

Net earnings for the three months ended June 30, 1997, totaled $171,000, an increase of $32,000, or 23.0%. The increase in net earnings resulted primarily from a $24,000 increase in net interest income and a $27,000 decrease in general, administrative and other expense, which were partially offset by a $16,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans for the three months ended June 30, 1997, totaled $884,000, an increase of $83,000, or 10.4%, due primarily to a $3.7 million increase in the weighted-average portfolio balance outstanding and a 52 basis point increase in the yield from year-to-year. Interest income on mortgage-backed securities increased by $240,000, or 112.7%, due to a $13.4 million increase in the weighted average portfolio balance outstanding year-to-year. Interest income on investment securities and other interest-earning assets decreased by $108,000, or 34.2%. This decrease was primarily the result of a decrease in yields available on short term deposits year-to-year, coupled with a decrease in the weighted-average portfolio balance outstanding year-to-year.

Interest expense on deposits and borrowings increased by $191,000, or 24.7%, during the three months ended June 30, 1997. This increase was primarily the result of an increase in the weighted average portfolio balance of Federal Home Loan Bank advances outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $24,000, or 4.2%, during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996.

Provision for Loan Losses

The Savings Bank's provision for loan losses increased by approximately $3,000 for the three months ended June 30, 1997, as compared to the 1996 quarter.

Other Income

Other income totaled $15,000 for each of the three month periods ended June 30, 1997 and 1996. Other income is comprised primarily of service fees and other charges on loans and deposit accounts.

General, Administrative and Other Expense

General, administrative and other expense decreased by approximately $27,000, or 7.2%, during the three months ended June 30, 1997, as compared to 1996. This decrease was primarily the result of a $23,000, or 69.7%, decrease in federal deposit insurance premiums and a $5,000, or 10.6%, decrease in other expenses. The decline in federal deposit insurance premiums was due primarily to a reduction in premium rates following the SAIF recapitalization charge recorded by the Corporation at September 30, 1996.

Federal Income Taxes

The provision for federal income taxes increased by $16,000, or 23.5%, during the three months ended June 30, 1997, due primarily to an increase in earnings before income taxes of $48,000, or 23.2%. The Corporation's effective tax rate amounted to 32.9% for the three months ended June 30, 1997 and 1996.


PART II


ITEM 1.	Legal Proceedings

		Not applicable


ITEM 2.	Changes in Securities

		Not applicable


ITEM 3.	Defaults Upon Senior Securities

		Not applicable


ITEM 4.	Submission of Matters to a Vote of Security Holders

		None


ITEM 5.	Other Materially Important Events

		None


ITEM 6.	Exhibits and Reports on Form 8-K

		Reports on Form 8-K:	None.

		Exhibits: Financial Data Schedule for the nine months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   August 14, 1997            		By:
		                                      John E. Rathkamp
		                                      President, Chief Executive
			                                     Officer and Secretary




Date: 		August 14, 1997             By:
		                                     Dennis J. Slattery
		                                     Executive Vice President,
		                                     Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: 		August 14, 1997              By: /s/John E. Rathkamp
		                                       John E. Rathkamp
		                                       President, Chief Executive
			                                      Officer and Secretary



Date: 		August 14, 1997              By: /s/Dennis J. Slattery
		                                       Dennis J. Slattery
		                                       Executive Vice President,
		                                       Treasurer