Form 10KSB40
period 1997-09-30
HARVEST HOME FINANCIAL CORP
filed 1997-12-30
CIK 919624

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549


FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended September 30, 1997
Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

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

State issuer's revenues for its most recent fiscal year.  $6.0 million

     Based upon the bid price provided by the NASDAQ system, the aggregate market value of voting stock held by non-affiliates of the issuer on December 26, 1997 was $14.50.

     914,857 shares of issuer's common shares were issued and outstanding as of December 26, 1997, this total is net of 77,018 shares of issuer's common stock repurchased as treasury shares.




DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's annual report to security-holders furnished to the Commission under Rule 14a-3 or 14c-3; Registrant's definitive proxy statement filed in accordance with Rule 14a-101, Schedule 14a filed on November 28, 1997.

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

                                                  At September 30,
Selected Financial condition
and other data:          1997       1996       1995       1994      1993

                                           (Dollars in thousands)


Total amount of:
Assets                  $93,832    $78,718    $69,532    $72,765   $64,925
Cash and cash
  Equivalent(1)           5,264      1,708      2,313     16,333     9,541
Investment
  Securities at cost        --         --      18,032      9,992     6,125
Investment securities
  available for sale
  at market               8,039     12,105         --         --        --
Mortgage-backed
  Securities at cost         --         --      9,009      8,243     9,545
Mortgage-backed Securities
  available for Sale
  at Market              32,466     20,429         --         --        --
Loans receivable
- net                    45,229     42,267     38,245     36,319    38,012
Deposits                 58,786     57,958     56,425     67,810    60,470
Advances from the FHLB   24,000     10,000         --         --        --
Stockholders'
Equity(2)                10,344      9,725     12,706      4,581     4,166

Number of:
 Real estate loans
   outstanding            1,054      1,038      1,000      1,052       975
 Deposit accounts         8,035      8,466      8,309      6,987     7,536
 Full service
offices                      3          3          3          3         3

Summary of Earnings:              Year Ended September 30,
                                1997      1996     1995     1994     1993

                                                (In thousands)

Interest income               $5,983     $5,209    $4,872    $4,187    $4,584
Interest expense               3,689      2,969     2,569     2,387     2,676
Net interest income            2,294      2,240     2,303     1,800     1,908
Provision for
  loan losses                      9          1        12         9        59

Net interest income after
  provision for loan losses    2,285      2,239     2,291     1,791     1,849

Other income                      64         74         50       53        56
General, administrative
  and other expense            1,409      2,136      1,372    1,216     1,158
Earnings before
  income taxes                   940        177        969      628       747
Federal income taxes             313         45        329      213       257
Net earnings                  $  627     $  132     $  640    $ 415    $  490

(1) Includes cash, federal funds sold and interest-bearing deposits in other financial institutions.
(2) Consists of only retained earnings at September 30, 1993 through 1994, inclusive.

                                         At September 30,
Selected Financial
  ratios:                   1997      1996       1995      1994     1993

Interest rate spread
(difference between
average yield on interest-
earning assets and
average cost of interest-
bearing liabilities)       2.17%      2.24%     2.48%     2.63%       2.81%

Net interest margin
(net interest income as
a percentage of average
interest earning assets)   2.76       3.07     3.27       2.82         3.07

Return on equity (net
earnings divided
by average equity)         6.09       1.05     5.09       9.49       12.50

Return on assets
(net earnings
divided by average
total assets)                0.73        0.18     0.89       0.64      0.76

Equity-to-assets ratio
(average equity divided
by average
total assets)               12.06       16.94    17.56       6.70    6.10

Loans loss reserve
as a percentage
of non-performing
loans                      121.05%      67.68%   76.92%    268.57%       N/M(1)

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

                                             At September 30
                                    1997                1996                 1995              1994                   1993
                                      Percent              Percent             Percent              Percent                 Percent
                                      of total             of total            of total             of total                of total
                            Amount     loans      Amount    loans      Amount   loans     Amount     loans      Amount       loans

Type of Loan:

Residential real estate
loans:
Construction loans         $ 1,513      3.4%     $ 3,290      7.8%    $ 1,505      3.9%      $ 1,660      4.6%     $1,022       2.7%
 1-4 family and multi-
   family (1)               42,353     93.6       38,210     90.4      34,002     88.9        32,898     90.6      34,308      90.2

Nonresidential real
   estate and land           2,554      5.7        3,281      7.8       3,341      8.8         3,101      8.5       3,365       8.9

Deposit accounts                45       .1           42       .1          83       .2            90      0.2         127       0.3

                             46,465   102.8       44,823    106.1      38,931    101.8        37,749    103.9       38,822    102.1

Less:
 Loans in process           (1,019)   (2.3)      (2,320)      5.5       (428)    (1.1)        (1,148)    (3.2)       (465)    (1.2)
 Deferred loan
   origination fees          ( 102)   ( .2)       ( 125)       .3       (148)    ( .4)         ( 184)    (0.5)       (253)    (0.7)
 Allowance for loan losses   ( 115)   ( .3)       ( 111)       .3       (110)    ( .3)         (  98)    (0.2)        (92)    (0.2)

 Total Loans                $45,229  100.0%     $42,267    100.0%    $38,245    100.0%        $36,319   100.0%     $38,012   100.0%

Type of Security:
 Residential real
 estate:
 1-4 family                 $42,464   93.9%     $39,978     94.6%     $34,117    89.2%        $32,818     90.4%    $33,379    87.7%
 Other dwelling               1,402    3.1        1,522      3.6        1,390     3.6           1,740      4.8       1,951     5.2
Nonresidential real estate    2,554    5.7        3,281      7.8        3,341     8.8           3,101      8.5       3,365     8.9
Deposit Accounts                 45     .1           42       .1           83      .2              90      0.2         127     0.3

                            $46,465  102.8%     $44,823    106.1%      38,931   101.8%         37,749    103.9      38,822   102.1

Less:
 Loans in process           (1,019)   (2.3)     (2,320)      5.5        (428)    (1.1)         (1,148)    (3.2)      (465)    (1.2)
 Deferred loan
  origination fees            (102)   ( .2)      ( 125)       .3        (148)    ( .4)           (184)    (0.5)      (253)    (0.7)
 Allowance for loan losses    (115)   ( .3)      ( 111)       .3        (110)    ( .3)           ( 98)    (0.2)      ( 92)    (0.2)

Total Loans                 $45,229  100.0%     $42,267    100.0%     $38,245   100.0%         $36,319   100.0%    $38,102   100.0%


(1) Includes home equity lines of credit underwritten on the same basis as first mortgage loans.

          Loans. The following table sets forth certain information as of September 30, 1997 regarding the dollar amount of loans maturing in Harvest Home's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                               Due 3-5    Due 5-10   Due 10-    Due 20
                             Due during         years     years     20 years   or more
                              The years          after     after       after     years
                            September 30,      9/30/97    9/30/97    9/30/97    after
                         1998    1999   2000                                    9/30/97    Tota

                                                   (In thousands)

Mortgage loans(1)(2)
One to four family
residential
Adjustable            $1,146      $38   $ 30     $126      $703     $10,603     $7,858       $20,504

Fixed                     19       18     70    1,185     4,567      12,763      2,102        20,724

Multi-family
residential(2):
Adjustable                60       60      0       22       312         948           0        1,402

Non-residential           31        0     14      185       615       1,709           0        2,554

Deposit Account loans     45        0      0        0         0           0           0           45

Total loans           $1,301     $116   $114   $1,518    $6,197     $26,023      $9,960       $45,229


(1) Amounts shown are net of loans in process of $1,019,000, deferred loan origination fees of $102,000 and allowance for loan losses of $115,000.
(2) Includes construction loans and land loans.


           The following table sets forth the dollar amount of all loans due after one year from September 30, 1997, which have predetermined interest rates and floating or adjustable interest rates:



[CAPTION]
                          Predetermined           Floating or
                               Rates            adjustable rate         Total

[S]                          [C]                  [C]                 [C]
                                                (In thousands)
Mortgage Loans:

One- to four-
family residential           $20,705              $19,358             $40,063

Multi-family
residential                        0                1,342               1,342

Nonresidential                     0                2,523               2,523

Total loans:                 $20,705              $23,223             $43,928


  One- to Four-Family Residential Real Estate Loans. The primary lending activity of Harvest Home has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Harvest Home's primary market area. In addition, Harvest Home makes second mortgage loans, as well as home equity lines of credit underwritten on the same basis as first mortgage loans. Harvest Home also has a small percentage of loans secured by property located outside its primary market area including a small percentage secured by real estate located in nearby south eastern Indiana and northern Kentucky. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

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

  Harvest Home's one- to four-family residential real estate loan portfolio was approximately $42.5 million at September 30, 1997, and represented 94% of total loans at such date. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $645,000, or 1.5%, of the total one- to four-family residential real estate loan balance, were delinquent. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

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

  At September 30, 1997, Harvest Home had $1.4 million of multi-family residential real estate loans, representing 3% of total loans at that date. At such date no such loans were delinquent.

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

At September 30, 1997, Harvest Home had $1.5 million of construction loans, or 3% of its loan portfolio, none of which were delinquent.

  Nonresidential Real Estate Loans and Land Loans. Harvest Home also makes loans secured by nonresidential real estate consisting primarily of retail stores, warehouses, and office buildings. Such nonresidential loans are made only with adjustable rates of interest. Such loans have terms of up to 20 years and a maximum LTV of 75%. The largest loan of this type at September 30, 1996 had a principal balance of $449,354 and was secured by a retail shopping center and the residence of the borrower, both located in Harvest Home's primary market area.

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

  At September 30, 1997, Harvest Home had a total of $2.6 million invested in nonresidential real estate loans. Such loans comprised approximately 6% of Harvest Home's total loans at such date. At such date, $31,000 or 1% of nonresidential real estate loans were non-performing.

  Deposit Account Loans. Harvest Home makes consumer loans, exclusively to depositors on the security of their deposit accounts. Such loans are made at adjustable rates of interest, and the principal amount of the loan cannot exceed the face value of the pledged deposit. Interest is due quarterly, and principal is due on demand.

  At September 30, 1997, Harvest Home had approximately $45,000 or .1% of total loans, invested in deposit loans.

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

  Harvest Home generally does not participate in loans originated by other institutions. Harvest Home had in its portfolio participations originated and serviced for others totalling approximately $250,000 at September 30, 1997. Harvest Home will consider participation in loans in the future if management deems it to be in the interest of Harvest Home.
The following table presents Harvest Home's mortgage loan originations and mortgage-backed securities purchases, and sales activity for the periods indicated:

                              Year Ended September 30,


                          1997         1996        1995          1994

Loans Originated:                         (In thousands)

Construction           $ 1,625      $ 3,488      $  962        $1,269

1 to 4 Family            6,261        7,082       5,466         5,480

Home equity line
 of credit                 532          570         385           242
5 or more units              0          220           0             0
Nonresidential
real estate                485          844           0           188

Deposit Accounts             0           56          85            60

Total loans
Originated             $ 8,913      $12,260      $6,898        $7,239

Loans and
mortgage-backed
securities
purchased:

Loans                  $     0      $     0     $     0        $    0
Insured,
guaranted or
collaterized
mortgage-backed
securities              18,205       12,972       2,013         1,000

Total loans and
mortgage-backed
securities
purchased              $18,205      $12,972      $2,013        $1,000


Loans and mortgage-
backed securities
sold:

Residential real
estate loans          $     0       $     0    $      0        $    0

Mortgage-backed
Securities                141           267           0             0

Total loans and
mortgage-backed
securities sold      $    141        $  267      $     0      $     0

  Regulations generally limit the aggregate amount that a savings bank can lend to one borrower to an amount equal to 15% of the savings bank's unimpaired capital and unimpaired surplus (collectively, "Unimpaired Capital"). A savings bank may loan to one borrower an additional amount not to exceed 10% of the association's Unimpaired Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying these limits, the regulations require that loans to certain related or affiliated borrowers be aggregated. Based on such limits, Harvest Home could have made loans in an aggregate principal amount of $1.3 million to one borrower at September 30, 1997.
At that date, Harvest Home had no loans in excess of such limits.

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

The following table reflects the amount of loans in a delinquent status as of the dates indicated:



                           September 30, 1997                 September 30, 1996               September 30, 1995

                                          Percent                           Percent                          Percent
                                          of total                          of total                         of total
                       Number   Amount    loans         Number    Amount    loans        Number   Amount    Loans


                                                                (Dollars in Thousands)

Days delinquent for
(1):

30 - 59 days           13     $461      1.02%           11       $267      .63%          19       $574      1.50%

0 - 89 days             5      376       .83%            3        132      .31%           1          9       .02%

90 days and over        2       95       .21%            4        164      .39%           6        143       .38%

Total delinquent
loans                  20     $932      2.06%           18       $563     1.33%          26       $726      1.90%



(1) At September 30, 1997, delinquencies include 17 one-to-four family residential loans with principal balances totaling $645,000, 1 multi-residential loan with a principal balance of $208,000 and 2 non-residential loans with principal balances totaling $79,000.

  The following table sets forth the amounts and categories of Harvest Home's non-performing assets as indicated by the dates on the accrual status when they become past due 90 days or more.

[CAPTION]
                                          At September 30,
                             1997               1996            1995
                                       (Dollars in Thousands)


[S]                         [C]                [C]             [C]
Accruing loans
delinquent 90
days or more                $   0              $   0          $   0

Loans accounted for
on a nonaccrual basis:

Real Estate:

  Residential                  64                132             109

  Nonresidential               31                 32              34

  Deposit Account               0                  0               0

Total nonaccrual loans         95                164             143

Other non-performing
assets                          0                  0               0

Total non-performing
assets                       $ 95               $164            $143

Total non-performing
assets as a percentage
of total assets              .10%                .21%           .20%
Specific loan loss
allowance                   $   0             $    0          $   0

General loan loss
allowance (unallocated
as to any specific
loan type)                    115                111            110
Total loan loss allowance    $115               $111           $110
Loan loss allowance
as a percent of
non-performing loans          121.1%             67.7%          76.9%

Loan loss allowance as
a percent of non-
performing assets             121.1%             67.7%          76.9%


  Harvest Home had 2 nonperforming loans at September 30, 1997 and 4 non-performing loans at September 30, 1996. During the periods shown, Harvest Home had no restructured loans within the meaning of SFAS No. 15.

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

  The aggregate amounts of Harvest Home's classified assets at the dates indicated were as follows:


                            At September 30,
                    1997                1996                   1995

                             (In thousands)

Substandard         $219                $252                   $432

Doubtful               0                   0                      0

Loss                $  0                $  0                   $  0

Total classified
assets              $219                $252                   $432


  Federal and state examiners are authorized to classify a savings bank's assets. If a savings bank does not agree with an examiner's classification of an asset, it may appeal to regulatory authorities.

  Allowance for Loan Losses. The Board of Directors reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of non-performing assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 1997, 1996, and 1995, Harvest Home's allowance for loan losses totaled $115,000, $111,000, and $110,000, respectively, none of which was allocated to a particular type of loan at any such dates. Due to the absence of any material loss on any loan in recent years, the Board of Directors of Harvest Home does not believe such a specific allocation is necessary.

The following table sets forth an analysis of Harvest Home's allowance for losses on loans for the periods indicated. Harvest Home had no recoveries during such periods.

                                 For the year ended September 30,
                          1997                 1996                  1995

                                      (Dollars in thousands)

Balance at
beginning of year            $111                  $110                  $ 98

Loans charged-off             (5)                     0                     0

Recoveries                     0                      0                     0

Provision for losses
on loans (charged to
operations)                    9                      1                    12

Balance at end of period    $115                   $111                  $110

Ratio of allowance for
losses on loans to
non-accrual loans         121.1%                  67.7%                 76.9%

Ratio of allowance
for losses on loans
to total loans             0.25%                 0.25%                 0.28%



  Harvest Home increased its allowance for loan losses from $98,000 at September 30, 1994, to $115,000 at September 30, 1997, due to (1) Harvest Home's feeling that its new primary regulator would require an increase although there is no such current agreement or requirement to increase the allowance, and (2) an increase in the loan portfolio. There were no disagreements with Harvest
Home's primary regulator as to the amount of the allowance following the 1994 fiscal year provision. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance.

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

  Harvest Home's adjustable rate mortgage-backed securities are guaranteed as to principal and interest by GNMA, FNMA and FHLMC. At September 30, 1997, $24.1 million, or 74.2% of Harvest Home's mortgage-backed securities were adjustable rate.

  CMO/REMICs are securities derived by reallocating cash flows from mortgage backed securities or pools of mortgage loans in order to create multiple classes, or tranches of securities with coupon rates that differ from the underlying collateral as a whole. Harvest Home invests in these securities as an interest rate sensitive investment portfolio alternative to mortgage loans.
As of September 30, 1997, Harvest Home's CMO/REMICS had estimated average lives of approximately 20.9 years and totaled $26.2 million, or 80.7%, of the mortgage-backed securities portfolio. All of the CMO/REMICs owned by Harvest
Home are insured or guaranteed directly, or indirectly, though mortgage-backed securities underlying the obligations by FNMA, FHLMC, or GNMA. CMOs and REMICs can be classified by federal regulators under certain economic scenarios as "high risk" derivatives and are therefore potentially subject to forced divestiture. However, due to the nature of Harvest Home's investments, i.e., relatively short-term to maturity, the probability of such occurrence is viewed by management as remote.

  At September 30, 1997, HHFC's investment and market value information of mortgage-backed securities designated as available for sale was comprised of the following:

                        Gross          Gross           Gross            Market
                        Amortized     Unrealized      Unrealized         Value
                        Cost           Gains           Losses

                                                      (In thousands)

FHLMC participation
certificiates           $ 2,236         $19            $ 37            $2,218

FHLMC CMOs                6,471          10               4             6,477

GNMA participation
certificates                 --          --              --                --

FNMA participation
certificates              4,058          30              53             4,035

FNMA CMOs                19,709          65              38            19,736

                        $32,474        $124            $132           $32,466

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

The following table sets forth the composition of HHFC's interest-bearing deposits and investment portfolio at the dates indicated:


                                              September 30,
                                 1997                      1996                    1995
              Amortized  % of  Market  % of  Amortized  % of   Market  % of   Amortized  % of   Market  % of
                Cost    Total  Value   Total   Cost     Total  Value   Total    Cost     Total  Value   Total

                                              (Dollars in thousands)



Investment
Securities:

U.S. Gov't
& Agency
Obligations $ 7,972   57.4%  $ 8,039  57.6%     $11,992  87.1%  $12,105  87.2%   $18,032   90.4%   $18,328   90.2%

Other
investments:

Interest
bearing
deposits
in other
financial
institution   2,106   15.1%   2,106  15.1%         788    5.7%      788   5.7%       345    1.7%       345    1.7%

Federal funds
Sold          2,600   18.7%   2,600  18.6%         400    2.9%      400   2.9%     1,100    5.5%     1,100    5.4%


Federal Home
Loan Bank
Stock         1,219    8.8%   1,219   8.7%         588    4.3%      588   4.3%       548    2.8%       548    2.7%


Total
Investment
Securities,
Interest-
bearing
Deposits
and Other  $13,897   100.0%  $13,964 100.0%   $13,768  100.0%  $13,881  100.0%   $20,025  100.0%   $20,321  100.0%

  The following table sets forth the scheduled maturities, carrying values, market values and average yields for Harvest Home's investment securities at September 30, 1997. All of such securities mature in three years or less.

At September 30, 1997

                          One year or Less                One to Five Years

                       Amortized       Average         Amortized       Average
                         Cost           Yield              Cost          Yield

                                             (In thousands)


U.S. Government
and agency
securities               $3,971         7.41%            $4,001         6.31%



                                     At September 30, 1997

                                  Total Investment Securities

                      Average Life    Amortized         Fair          Weighted
                        In Years         Cost           Value      Average Yield

                                                  (in thousands)


U.S. Government
and agency
securities                  1.5        $ 7,972          $ 8,039         6.77%
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

   At September 30, 1997, Harvest Home's certificates of deposit totaled
$42.3 million, or 72.0% of total deposits. Of such amount, approximately $32.5 million in certificates of deposit will mature within one year. Based on past experience and Harvest Home's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Harvest Home at maturity. If there is a significant deviation from historical experience, Harvest Home can utilize borrowings from the FHLB of Cincinnati as an alternative to this source of funds.

The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Harvest Home at the dates indicated:



                                       At September 30

                       1997                  1996                  1995
                           Percent               Percent              Percent
                           of total              of total             of total
                  Amount   deposit    Amount     deposit     Amount   deposit

Transaction
accounts:

NOW accounts(1)  $2,699      4.6%     $2,647       4.6%      $2,482     4.4%
Super NOW
accounts(1)         300       .5%        192        .3%         263      .5%

Passbook
savings(2)        9,143     15.6%      9,530     16.4%        9,720    17.2%

Money market
Deposit
account(3)        4,332      7.4%      4,721      8.2%         4,874     8.6%

Total
Transaction
accounts         16,474     28.1%     17,090     29.5%        17,339    30.7%

Certificates
Of Deposit(4):

4.00-5.99%       38,031     64.7%     35,004     60.4%        21,407   37.9%
6.00-7.99%        4,281      7.8%      5,864     10.1%        17,314   30.7%
8.00-9.99%            0        0           0        0            365    0.7%

Total
Certificates
of deposit       42,312     71.9%     40,868     70.5%        39,086   69.3%

Total deposits  $58,786    100.0%    $57,958    100.0%       $56,425  100.0%

(1) Harvest Home's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At September 30, 1997, 1996, and 1995, the weighted average rates on NOW accounts were 2.69%, 2.66%, and 2.61%, respectively. At September 30, 1997, 1996, and
       1995, the weighted average rates of Super NOW accounts were 2.75%, 2.75% and 2.75%, respectively.
(2) Harvest Home's weighted average interest rate paid on passbook accounts fluctuates with the general movement of interest rates. At September 30, 1997, 1996, and 1995, the weighted average rates on passbook accounts were 2.79%, 2.79%, and 2.79%, respectively.
(3) Harvest Home's weighted average interest rate paid on money market deposit accounts fluctuates with the general movement of interest rates. At September 30, 1997, 1996, and 1995, the weighted average rates on money market accounts were 3.00%, 3.00%, and, 3.00%, respectively.
(4)    IRAs are generally offered under certificate of deposit programs.


  The following table shows interest rate and original contractual maturity information for Harvest Home's certificates of deposit as of September 30, 1997:



                                    Over 1      Over 2
                    Up to one      year to 2   years to 3    Over 3
Rate                      Year       Years       Years        Years      Total

                                                   (In thousands)
4.00-5.99%          $25,540        $4,634       $4,040       $3,817      $38,031
6.00 - 7.99               0             0          257        4,024        4,281

Total certificates
of deposit          $25,540        $4,634       $4,297       $7,841      $42,312


  The following table presents the amount of Harvest Home's certificates of deposit of $100,000, or more by the time remaining until maturity as of September 30, 1997:

  Maturity                                At September 30, 1997
                                              (In thousands)


  Three months or less                          $    0
  Over 3 months to 6 months                        210
  Over 6 months to 12 months                     1,181
  Over 12 months                                   762

     Total                                      $2,153


The following table sets forth Harvest Home's deposit account balance activity for the periods indicated:

                                  Year ended September 30

                             1997          1996            1995

                                   (Dollars in thousands)



Beginning balance         $57,958         $56,425         $67,810

Deposits                   58,930          64,222          59,222

Withdrawals               (60,904)        (65,494)       (73,208)

Interest credited           2,802           2,805           2,601

Ending balance            $58,786         $57,958         $56,425

Net increase
(decrease)                $   828         $ 1,533        ($11,385)

Percent increase
(decrease)                  1.43%           2.72%          (16.8%)
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

The following table sets forth certain information as to Harvest Home's FHLB advances at the date indicated:

                                       At September 30

                            1997            1996            1995

                                   (Dollars in thousands)

FHLB advances            $24,000            $10,000          $--

Weighted average
interest rate
of FHLB Advances           5.82%              5.55%           --%

The following table sets forth the maximum balance and average balance of FHLB advances during the periods indicated:



                                 Year ended September 30,

                             1997           1996           1995

                                  (Dollars in thousands)

Maximum Balance:
FHLB advances               $24,000         $10,000          0

Average Balance:
FHLB advances                15,615          10,000          0

Weighted average
interest rate of
FHLB advances                 5.82%            5.37%         0


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

Savings banks have historically presented a gap analysis as a measure of interest rate risk. The gap analysis presents the projected maturities and periods to repricing of a savings bank's rate sensitive assets and liabilities. Harvest Home's cumulative one-year gap, which represents the difference between the amount of interest sensitive assets maturing or repricing in one year and the amount of interest sensitive liabilities maturing or repricing in the same period was a 5.5% at September 30, 1997. A positive cumulative gap indicates that interest sensitive assets exceed interest sensitive liabilities at a specific date. In a rising interest rate environment, institutions with positive maturity gaps generally experience a more rapid increase in interest income earned on assets than the interest expense paid on liabilities. Conversely, in an environment of falling interest rates, interest income earned on assets will generally decrease more rapidly than the interest expense paid on liabilities. A negative gap will have the opposite effect.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997, which are expected to reprice or mature in each of the future years shown. The analysis of this interest-rate sensitivity, which is prepared quarterly by a financial advisory firm, Performance Analysis, Inc., for Harvest Home, incorporates the assumptions set forth in the footnotes of the following table.

                                    Six
                        Within     Months
                         Six       to One       1-3        3-5        5-10     Over  10
                        Months      Year       Years      Years       Years      Years      Total


Interest-earning
assets

Loans &
Mortgage-Backed
Securities

Adjustable
Rate(1)                $8,953     $5,466      $7,763    $    0     $    0     $    0         $24,182

Fixed Rate(2)           1,916      2,664       5,605     4,722      6,208      2,422          23,222

Non-Residential
Adjustable
Rate(1)                   420        904       1,230         0          0          0           2,554

Other Loans
Home Equity             1,130          0           0         0          0          0           1,130

Consumer                   45          0           0         0          0          0              45

Investments

Core
Investments(3)         7,967       2,063       4,001         0         0           0           14,031

CMO/REMICs            22,703       1,627       1,850         0         0           0           26,180

TOTAL RATE
SENSITIVE
ASSETS               $43,134     $12,724     $22,449   $4,722    $6,208       $2,422          $91,659

Interest-
bearing
liabilities

Deposits

Certificate
of Deposits(4)      $ 6,142     $26,472      $6,984   $2,714    $    0        $    0          $42,312

Money Market
Deposits(5)             649         518       1,581      624       509           451            4,332
NOW Accts               489         350         724      471       696           269            2,999

Passbook
Accts                 1,364       1,057       2,760    1,368     1,949           645            9,143

FHLB Advance         24,000           0           0        0         0             0           24,000


TOTAL RATE
SENSITIVE
LIABILITIES         $32,644     $28,397     $12,049  $5,177    $3,154          $1,365         $83,164

Interest
Sensitivity
Gap                  10,490   ($15,673)     $10,400 ($  455)   $3,054          $1,057         $ 8,873

Cumulative
Interest Rate
Sensitivity
Gap                 $10,490    ($5,183)    $ 5,217   $4,762    $7,816          $8,813         $ 8,873

Cumulative
Interest Rate
Sensitive Gap
as a Percent
of Total
Assets               11.18%     (5.52%)     5.56%    5.08%     8.33%            9.46%            9.46%
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


                                           Year ended September 30,

                                           1997      1996     1995


Weighted average yield on loan portfolio   7.87%     7.81%     8.00%

Weighted average yield on mortgage
backed securities                          6.38      6.13      5.74

Weighted average yield on investment
securities                                 6.86      6.73      6.39
Weighted average yield on other
interest-earning assets                    5.57      5.25      3.86

Weighted average yield on all
interest-earning assets                    7.19      7.13      6.92

Weighted average interest rate
paid on deposits                           4.81      4.87      4.44

Interest rate spread
(spread between weighted average
interest rate on all
interest-bearing assets and all
interest-bearing liabilities)              2.17      2.24      2.48

Net yield (net interest income
as a percentage of average
interest-earning assets                    2.76      3.07      3.27



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

Division Regulation

  The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings banks in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings banks, including the types of lending that such banks may engage in and the investments in real estate, subsidiaries and corporate or government securities that such banks may make. The ability of Ohio savings banks to engage in these state authorized investments generally is subject to oversight and approval by the FDIC.

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

  Further, current federal law has extended to savings institutions the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers, and principal stockholders. Under
Section 22(b), loans to directors, executive officers and stockholders who own more than 10% of a savings institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings institution's loan-to borrower limit as established by federal law (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who own more than 10% of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the savings institution. Any "interested" director may not participate in the voting. The FRB has prescribed the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the FRB requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons.

FDIC Regulations

  Capital Requirements. The FDIC has adopted risk-based capital ratio guidelines to which Harvest Home is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk based capital ratios are determined by allocating assets and specified off balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

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

  In addition, the FDIC established guidelines prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.
The following is a summary of Harvest Home's regulatory capital at September
30, 1997:

                                                       At September 30, 1997

       Total Capital to Risk-Weighted Assets                       25.1%
       Tier I Capital to Risk-Weighted Assets                      24.8%
       Tier I Leverage Ratio                                        9.3%

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

FRB Regulations

  Reserve Requirements. FRB regulations require savings and loan associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. Such regulations generally require that reserves of 3% be maintained against deposits in transaction accounts up to a specified amount, presently $49 million (subject to an exemption of up to $4.3 million), and that reserves of 10% be maintained against the portion of total transaction accounts in excess of $49.3 million. These percentages are subject to adjustment by the FRB. At June 30, 1997, Harvest Home was in compliance with its reserve requirements.

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

  Bank holding companies are required to comply with the FRB's risk-based capital guidelines which require a minimum ratio of total capital to risk weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier I capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder
("Tier II capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the FRB has adopted a Tier I (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

At September 30, 1997, HHFC was in compliance with this requirement.

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

Taxation

Federal Taxation

  HHFC and Harvest Home will file federal income tax returns on a separate company basis, for the fiscal year ended September 30, 1997. HHFC is subject to the federal tax laws and regulations which apply to corporations generally. With certain exceptions, Harvest Home is also subject to the federal tax laws and regulations which apply to corporations generally. One such exception permits thrift institutions such as Harvest Home, which meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Code, to establish a reserve for bad debts and to make annual additions thereto which may, within specified limits, be taken as a deduction in computing taxable income. For purposes of the bad debt reserve deduction, loans are categorized as "qualifying real property loans," which generally include loans secured by improved real estate, and "nonqualifying loans," which include all other types of loans. The amount of the bad debt reserve deduction for "nonqualifying loans" is computed under the experience method. A thrift institution may elect annually to compute its allowable addition to its bad debt reserves for qualifying loans under either the experience method or the percentage of taxable income method. For the past several years, Harvest Home used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

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

  If less than 60% of the total dollar amount of an institution's assets (on a tax basis) consist of specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash, and certain governmental obligations), such institution may not deduct any addition to a bad debt reserve and generally must include reserves in excess of that allowable under the experience method in income over a four-year period. At September 30, 1997, at least 70% of Harvest Home's total assets were specified assets. No representation can be made as to whether Harvest Home will meet the 60% test for subsequent taxable years.

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

  To the extent earnings appropriated to a thrift institution's bad debt reserves for qualifying real property loans and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method, and to the extent of the institution's supplemental reserves for losses on loans (the "Excess"), such Excess may not, without adverse tax consequences, be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the Excess; and third, out of such other accounts as may be proper. To the extent a distribution by Harvest Home to HHFC is deemed paid out of its Excess under these rules, the Excess would be reduced and Harvest Home's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the Excess. As of September 30, 1997, Harvest Home's Excess for tax purposes totaled approximately $1.7 million. Harvest Home believes it had approximately $3.3 million of accumulated earnings and profits for tax purposes as of September 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "DIVIDEND POLICY."

  The tax returns of Harvest Home have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the consolidated financial condition of HHFC.

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

Item 2.          Properties

  The following table sets forth certain information at September 30, 1996, regarding the properties on which the main office and each branch office of Harvest Home is located:

                                                     Approx.
                           Owned        Date          square          Net
Location                 or leased    acquired       footage     book value(1)
                                                                (In thousands)
Main office:

3621 Harrison Ave.
Cheviot, OH  45211        Owned       Various          6,000         $430
                                        from
                                      1926 to
                                      present

Branch offices:

7030 Hamilton Ave.
Cinti., OH  45231         Owned         1975           1,200         $122

3663 Ebenezer Road
Cinti., OH 45248          Owned         1985           1,000         $296



(1) At September 30, 1997, Harvest Home's office premises and equipment had a total net book value of $981,000. For additional information regarding
       Harvest Home's office premises and equipment, see Notes A-6 and E of Notes to Consolidated Financial Statements.



  Harvest Home has contracted for the data processing and reporting services of NCR Corporation. The cost of these data processing services is approximately
$7,000 per month.

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


PART II

Item 5.          Market for Common Equity and Related Stockholder Matters

  The no par Common Stock was issued for the first time pursuant to subscription orders on October 7, 1994. 991,875 shares were issued. The shares are traded on the NASDAQ market. The stock opened at $10.00 per share. As of December 26, 1997, the stock was trading at $14.50 per share.


  As of December 26, 1997, there are approximately 350 holders of record of the no par Common Stock of HHFC.

  Presented below are the high and low bid prices for the Corporation's common stock, as well as the amount of cash dividends paid on the common stock, for each quarter of fiscal 1996. Such values do not include retail markups, markdowns or commissions. Information relating to prices has been obtained by the Corporation from NASDAQ for fiscal 1997.

                                                           Cash
                                                         Dividends

Fiscal year ending September 30, 1997                High        Low

Quarter ending December 31, 1996                     $9.875      $9.25
Quarter ending March 31, 1997                        $13.00      $10.25
Quarter ending June 30, 1997                         $11.25      $10.50
Quarter ending September 30, 1997                    $12.125     $11.75



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

  Since its formation, the Corporation's activities have been primarily limited to holding the stock of Harvest Home. As a result, the discussion that follows focuses largely on the operations of Harvest Home.

  Harvest Home's operating results are dependent to a significant degree on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. Like most thrift institutions, the interest income and interest expense of Harvest Home changes as interest rates fluctuate and assets and liabilities reprice.
Interest rates may fluctuate because of general economic conditions, the policies of various regulatory authorities and other factors beyond Harvest
Home's control. Assets and liabilities will reprice in accordance with the contractual terms of the asset or liability instrument and in accordance with customer reaction to general economic trends.

  Harvest Home's interest-earning assets repricing within one year after September 30, 1997, are less than interest-bearing liabilities repricing within the same period by approximately $5.1 million, resulting in a negative cumulative one year gap of 5.5% of total assets. The Corporation's interest-earning assets repricing within three years of September 30, 1997, were $5.4 million greater than interest bearing liabilities repricing during the same period, resulting in a positive cumulative gap for such period of 5.9% of total assets.

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

  Harvest Home's earnings are also vulnerable to changes in interest rates due to the amount of adjustable-rate mortgage loans ("ARMs") originated with low margins and adjustment caps. In the 1980s, Harvest Home originated ARMs which provide for interest rate adjustments every three years. Moreover, many of these loans have adjustment caps of 2% in any three year period. Therefore, if interest rates rise rapidly, Harvest Home may be unable to increase the interest rates on such loans as rapidly as the cost of liabilities increase.

  Notwithstanding the foregoing risks, the Bank is operating within management's predetermined level of interest rate risk and management believes that Harvest
Home's interest rate risk posture and the strategies discussed below will result in the Bank maintaining acceptable operating results in the current interest rate environment.


Asset and Liability Management

  Harvest Home's interest rate spread is the principal determinant of income.
The interest rate spread, and therefore net interest income, can vary considerably over time because asset and liability repricing do not coincide.
Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset values to changes in interest rates. In managing its interest rate risk, Harvest Home begins with an objective to increase the interest rate sensitivity of its assets by originating loans with interest rates subject to period adjustment and market conditions and/or shorter maturities. Harvest Home has historically had to rely primarily upon retail deposit accounts as a source of funds and intends to continue to do so.
Management believes that reliance on retail deposit accounts as a source of funds compared to brokered deposits and long-term borrowings may reduce the effects of interest rate fluctuations because these deposits generally represent a more stable source of funds. However, in fiscal 1997 and 1996, Harvest Home has utilized FHLB advances as a source of financing to fund purchases of certain mortgage-backed securities when favorable spreads became available.

  Savings banks have historically presented a gap analysis as a measure of interest rate risk. The gap analysis presents the projected maturities and periods to repricing of a savings bank's rate sensitive assets and liabilities.
As stated previously, Harvest Home's cumulative one-year gap, which represents the difference between the amount of interest sensitive assets maturing or repricing in one year and the amount of interest sensitive liabilities maturing or repricing in the same period was a negative 5.5% of total assets at September
30, 1997. A positive cumulative gap indicates that interest sensitive assets exceed interest sensitive liabilities at a specific date. In a rising interest rate environment, institutions with positive repricing or maturity gaps generally experience a more rapid increase in interest income earned on assets than the interest expense paid on liabilities. Conversely, in an environment of falling interest rates, interest income earned on assets will generally decrease more rapidly than the interest expense paid on liabilities. A negative gap will have the opposite effect.

Forward-Looking Statements

  In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally.

  Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans and the effect of certain accounting pronouncements.


Discussion of Changes in Financial Condition from September 30, 1996 to
September 30, 1997

  The Corporation's assets totaled $93.8 million at September 30, 1997, an increase of $15.1 million, or 19.2%, from September 30, 1996. The increase in total assets was funded primarily by a $14.0 million increase in Federal Home
Loan Bank advances, an $828,000, or 1.4%, increase in deposits and a $619,000 increase in stockholders' equity.

  Cash, federal funds sold and interest-bearing deposits in other financial institutions totaled $5.3 million at September 30, 1997, an increase of $3.6 million, or 208.2%, from 1996 levels. Federal funds sold increased by $2.2 million, while interest-bearing deposits and cash increased by $1.4 million, or 103.7%. Investment securities totaled $8.0 million at September 30, 1997, a decline of $4.1 million, or 33.6%, from the balance at September 30, 1996. This decline resulted primarily from the maturity of $2.0 million and the sale of $2.0 million of investment securities during the 1997 period. The proceeds were primarily redeployed to fund new loan originations.

  Mortgage-backed securities increased by $12.0 million, or 58.9%, to a total of $32.5 million at September 30, 1997, compared to September 30, 1996, as purchases of $18.2 million exceeded principal repayments and sales of $2.6 million and $138,000, respectively. During fiscal 1997, management purchased
$18.2 million of long-term, adjustable-rate U.S. Government agency collateralized mortgage obligations with a weighted-average yield of 6.77%. Such purchases were funded with proceeds from Federal Home Loan Bank advances.

  Loans receivable increased by $3.0 million, or 7.0%, to a total of $45.2 million at September 30, 1997, compared to September 30, 1996 levels. Loan disbursements totaled $8.9 million during fiscal 1997, as compared to $12.3 million during fiscal 1996, and were partially offset by principal repayments totaling $6.0 million. Growth in the loan portfolio consisted primarily of one to four-family loans, which increased by $4.3 million, or 12.2%, year to year.

  At September 30, 1997, Harvest Home's allowance for loan losses totaled
$115,000, representing .2% of total loans and 121.1% of nonperforming loans.  At
September 30, 1996, the allowance for loan losses totaled $111,000, or .2% of total loans, and 67.7% of nonperforming loans. Nonperforming loans amounted to $95,000, or .1%, and $164,000, or .2%, of total assets at September 30, 1997 and 1996, respectively. Although management believes that its allowance for loan losses at September 30, 1997, was adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Harvest Home's results of operations.

  Deposits totaled $58.8 million at September 30, 1997, an increase of $828,000, or 1.4%, over the $58.0 million total at September 30, 1996. The increase resulted primarily from management's continuing efforts to maintain a moderate rate of growth through marketing and pricing strategies.

  Federal Home Loan Bank advances totaled $24.0 million at September 30, 1997, an increase of $14.0 million, or 140.0%, over September 30, 1996, as management elected to fund the purchase of mortgage-backed securities with variable rate, long-term advances. These advances and the related mortgage-backed securities reprice monthly based upon the LIBOR index. At September 30, 1997, the advances carried a 5.82% weighted-average interest rate and are scheduled to mature through fiscal 2007.

  Shareholders' equity totaled $10.3 million at September 30, 1997, an increase of $619,000, or 6.4%, over September 30, 1996 levels. The increase resulted primarily from net earnings of $627,000 and a $49,000 increase in unrealized gains on securities designated as available for sale, which were partially offset by dividends of $371,000 and the purchase of treasury shares totaling
$223,000.


Comparison of Results of Operations for the Fiscal Years Ended September 30,
1997 and 1996

General

  Net earnings for the year ended September 30, 1997, totaled $627,000, an increase of $495,000, or 375.0%, over the $132,000 in net earnings reported for the fiscal year ended September 30, 1996. The increase in net earnings resulted primarily from a $727,000 decline in general, administrative and other expense, including a one-time charge to recapitalize the Savings Association Insurance
Fund ("SAIF") totaling $368,000 which was recorded in fiscal 1996, coupled with a $54,000 increase in net interest income, which were partially offset by a $268,000 increase in the provision for federal income taxes.

Net Interest Income

  Total interest income amounted to $6.0 million for the fiscal year ended
September 30, 1997, an increase of $774,000, or 14.9%, over fiscal 1996.
Interest income on loans totaled $3.5 million in fiscal 1997, an increase of $298,000, or 9.4%. This increase was due primarily to a $3.5 million increase in the weighted-average balance outstanding, coupled with an 6 basis point increase in weighted-average yield, to 7.87% in 1997. Interest income on mortgage-backed securities increased by $887,000, or 115.6%, as a result of a $13.4 million increase in the weighted-average balance outstanding, coupled with an 25 basis point increase in weighted-average yield, to 6.38% in fiscal 1997.
Interest income on investment securities and interest-bearing deposits decreased by $411,000, or 32.0%, due primarily to a $6.8 million decrease in the weighted average balance outstanding, which was partially offset by a 15 basis point increase in the weighted-average yield year-to-year.

  Interest expense totaled $3.7 million for the fiscal year ended September 30, 1997, an increase of $720,000, or 24.3%, over the $3.0 million total recorded in fiscal 1996. Interest expense on deposits decreased by $28,000, or 1.0%, due primarily to a 6 basis point decrease in the weighted-average cost of funds, to 4.81% during fiscal 1997. Interest expense on borrowings totaled $903,000 during fiscal 1997, an increase of $748,000 over fiscal 1996, due to a $12.7 million increase in the weighted-average balance of advances outstanding from the Federal Home Loan Bank, as previously discussed.

  As a result of the foregoing changes in interest income and interest expense, net interest income increased by $54,000, or 2.4%, from $2.2 million for the fiscal year ended September 30, 1996, to $2.3 million for fiscal 1997. The interest rate spread declined by 7 basis points during fiscal 1997 to 2.17%, while the net interest margin declined by 31 basis points year-to-year, amounting to 2.76% in fiscal 1997.


Provision for Losses on Loans

  A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings
Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $9,000 provision for losses on loans during the fiscal year ended
September 30, 1997, as compared to $1,000 for fiscal 1996. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

  Other income declined by $10,000, or 13.5%, from $74,000 for the fiscal year ended September 30, 1996 to $64,000 for fiscal 1997. The decline was due primarily to a $12,000 decline in the recovery from the Ohio Deposit Guarantee
Fund which totaled $2,000 in fiscal 1997, as compared to $14,000 in fiscal 1996.

General, Administrative and Other Expense

  General, administrative and other expense decreased by $727,000, or 34.0%, to a total of $1.4 million for the year ended September 30, 1997, as compared to $2.1 million for fiscal 1996. The decrease resulted primarily from a $368,000 charge recorded in fiscal 1996 to recapitalize the SAIF, a decrease of $229,000, or 22.2%, in employee compensation and benefits and a $28,000, or 12.3% decrease in other operating expenses. The decrease in employee compensation and benefits resulted primarily from management's decision to accelerate expenses related to the ESOP during fiscal 1996, which resulted in a $200,000 charge during that period. The decrease in other operating expenses resulted from a decrease in professional and reporting expenses year-to-year.

Federal Income Taxes

  The provision for federal income taxes totaled $313,000 for the fiscal year ended September 30, 1997, an increase of $268,000 over the $45,000 total in fiscal 1996. The increase resulted primarily from a $763,000, or 431.1%, increase in pre-tax earnings. The effective tax rates for the years ended
September 30, 1997 and 1996 were 33.3% and 25.4%, respectively.



Comparison of Results of Operations for the Fiscal Years Ended September 30,
1996 and 1995

General

  Net earnings for the year ended September 30, 1996, totaled $132,000, a decline of $508,000, or 79.4%, from the $640,000 in net earnings reported for the fiscal year ended September 30, 1995. The decline in net earnings resulted primarily from a $368,000 charge recorded in the fourth quarter reflecting the assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), coupled with a $396,000 increase in other general, administrative and other expense and a $63,000 decrease in net interest income, which were partially offset by a $284,000 decrease in the provision for federal income taxes.

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

Other Income

  Other income increased by $24,000, or 48.0%, from $50,000 for the fiscal year ended September 30, 1995 to $74,000 for fiscal 1996. The increase was due primarily to an increase in service fees and other charges during fiscal 1996, coupled with a recovery from the Ohio Deposit Guarantee Fund totaling $14,000.
General, Administrative and Other Expense General, administrative and other expense increased by $764,000, or 55.7%, to a total of $2.1 million for the year ended September 30, 1996, as compared to $1.4 million for fiscal 1995. The increase resulted primarily from a $368,000 charge recorded in the fourth quarter reflecting the assessment to recapitalize the SAIF, an increase of $340,000, or 49.1%, in employee compensation and benefits and a $44,000, or 55.0% increase in franchise taxes. The increase in employee compensation and benefits resulted primarily from management's decision to accelerate approximately $200,000 in expenses related to the Employee Stock Ownership Plan.
The increase in franchise taxes resulted from the increase in stockholders' equity year-to-year.

Federal Income Taxes

  The provision for federal income taxes totaled $45,000 for the fiscal year ended September 30, 1996, a decrease of $284,000, or 86.3%, from the $329,000 total in fiscal 1995. The decline resulted primarily from a $792,000, or 81.7%, decrease in pre-tax earnings. The effective tax rates for the years ended
September 30, 1996 and 1995 were 25.4% and 34.0%, respectively.


Item 7.   Consolidated Financial Statements

  Incorporated by reference is the 1997 Annual Report to Shareholders filed on November 28, 1997.


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

  Additional recent accounting pronouncements are contained in HHFC's Annual
Report to Shareholders. Thus, these provisions are incorporated by reference in the 1997 Annual Report to Shareholders filed on November 28, 1997.


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

PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act


                                   POSITION WITH              DATE OF     TERMS
NAME                  AGE          HARVEST HOME               SERVICE     EXPIRE


John E. Rathkamp      54           President,                 1971        1999
                                   Secretary, Director,
                                   Managing Officer

Dennis J. Slattery    45           Executive Vice                0           0
President

Richard F. Hauck      68           Vice President,             1985        2000
Director

Walter A. Schuch      80           Chairman of Board,          1955        1998
Director

Thomas L. Eckert      74           Director                    1973        2000

Marvin J. Ruehlman    76           Director                    1955        1998

Herbert E. Menkhaus   69           Director                    1985        1999

George C. Eyrich      78           Director                    1954        1999


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

  To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation, all Section 16(a) filing requirements for officers, directors and greater than ten percent (10%) beneficial owners were complied with and the requisite Forms 5 were filed on November 14, 1997.
All Section 16(a) filing requirements applicable to its officers, directors and greater than ten (10) percent beneficial owners were complied with the during the fiscal year endered September 30, 1997.


Item 10.      Executive Compensation

  The following table presents certain information regarding the cash and non cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer. No other executive officers received a salary and bonus in excess of $100,000 during the fiscal year ended September 30, 1997.


Name and Principal Position      Fiscal            Annual Compensation
                                 Year-End


                                               Salary      Bonus    All Other
John E. Rathkamp, President,
Secretary, Managing Officer       1995        $92,700     $4,300     $23,026

                                  1996        $96,412     $2,380     $35,416

                                  1997       $100,350     $3,295     $77,952


Item 11.     Security Ownership of Certain Beneficial Owners and Management


                           Amount and Nature              Percent of
Name and Address       of Beneficial Ownership        Shares Outstanding

John E. Rathkamp                 14,959                       1.7%
Dennis J. Slattery                7,475                        .8%
Richard F. Hauck                 11,983                       1.3%
Walter A. Schuch                 14,959                       1.7%
Thomas L. Eckert                 14,959                       1.7%
Marvin J. Ruehlman               14,959                       1.7%
Herb E. Menkhaus                 14,959                       1.7%
George C. Eyrich                 14,959                       1.7%

Total of all directors
and officers as a group        109,212                       11.7%



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

Date  December 29, 1997                   Date  December 29, 1997




By/s/Walter A. Schuch                     By/s/Thomas L. Eckert
  Walter A. Schuch                        Thomas L. Eckert
  Director                                     Director

Date  December 29, 1997                   Date  December 29, 1997



By/s/Marvin J. Ruehlman                   By/s/Herbert E. Menkhaus
  Marvin J. Ruehlman                      Herbert E. Menkhaus
  Director                                Director
Date  December 29, 1997                   Date  December 29, 1997



By/s/George C. Eyrich
  George C. Eyrich
  Director

Date  December 29, 1997

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

4           Forms 10-QSB for the first three
            quarters of FY 1997
            Incorporated by reference filed by HHFC on August 14, 1997; June 13,
            1997; February 14, 1997

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

10.4        Employment Agreements, Incorporated by reference to the S-1,

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






























































































