Form 10QSB
period 1997-12-31
HARVEST HOME FINANCIAL CORP
filed 1998-02-17
CIK 919624

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1997

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

Yes   X                                 No

As of February 6, 1998 the latest practicable date, 891,357 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 16 pages
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


PART II -      OTHER INFORMATION

SIGNATURES

                       Harvest Home Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                             December 31, September 30,

                                                 1997          1997
 ASSETS

Cash and due from banks                       $     965   $     558
Federal funds sold                                3,000       2,600
Interest-bearing deposits in other financial
  institutions                                    4,334       2,106
Cash and cash equivalents                         8,299       5,264

Investment securities designated as available
  for sale - at market                            6,020       8,039
Mortgage-backed securities designated as
  available for sale - at market                 31,644      32,466
Loans receivable - net                           44,344      45,229
Office premises and equipment - at
   depreciated cost                               1,063         981
Federal Home Loan Bank stock - at cost            1,241       1,219
Accrued interest receivable on loans                212         245
Accrued interest receivable on mortgage-
   backed securities                                114         139
Accrued interest receivable on investments and
   interest-bearing deposits                        157         126
Prepaid expenses and other assets                    47          73
Prepaid federal income taxes                          0          51

     Total assets                               $93,141     $93,832

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                        $60,278     $58,786
Advances from the Federal Home Loan Bank         21,825      24,000
Advances by borrowers for taxes and insurance       149         107
Accrued interest payable                            133          89
Other liabilities                                    57         253
Accrued federal income taxes                          8          0
Deferred federal income taxes                       335         253

     Total liabilities                           82,785      83,488

Stockholders' equity

  Common stock - 2,000,000 shares of no
  par value authorized; 991,875 shares issued         0           0
  Additional paid-in capital                      6,895       6,884
  Retained earnings - restricted                  5,067       5,043
  Shares acquired by Employee Stock Ownership
     Plan                                         (301)       (378)
  Shares acquired by Recognition and Retention
     Plan                                         (291)       (389)
  Unrealized gains on securities designated as
      available for sale, net of related
      tax effects                                   178          40
  Less 100,518 and 77,018 shares of treasury
      stock - at cost                           (1,192)       (856)
     Total stockholders' equity                  10,356      10,344

     Total liabilities and stockholders' equity $93,141     $93,832


                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                        (In thousands, except share data)



                                                        1997   1996

Interest income
  Loans                                              $   892 $  856
  Mortgage-backed securities                             527    299
  Investment securities                                  129    193
  Interest-bearing deposits and other                     93     44
     Total interest income                             1,641  1,392

Interest expense
  Deposits                                               745    691
  Borrowings                                             341    151
     Total interest expense                            1,086    842

     Net interest income                                 555    550

Provision for losses on loans                              3      0

     Net interest income after provision for
     losses on loans                                     552    550

Other income
  Gain on sale of investment and mortgage-backed
    Securities designated as available for sale            6      6
  Other operating                                         16     17
     Total other income                                   22     23

General, administrative and other expense
  Employee compensation and benefits                     217    171
  Occupancy and equipment                                 71     61
  Federal deposit insurance premiums                       9      0
  Franchise taxes                                         29     34
  Other operating                                         60     69
     Total general, administrative and other expense     386    335

     Earnings before income taxes                        188    238

Federal income taxes
  Current                                                 55   (77)
  Deferred                                                 9    158
     Total federal income taxes                           64     81

     NET EARNINGS                                    $   124 $  157

     EARNINGS PER SHARE
       Basic                                             $.14   $.18

       Diluted                                           $.14   $.17




                     The Harvest Home Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)

                                                     1997      1996

Cash flows provided by (used in) operating
activities:
  Net earnings for the period                     $   124   $   157
  Adjustments to reconcile net earnings to
  net cash provided by (used in) operating
  activities:

    Amortization of deferred loan origination fees   (18)      (12)
    Depreciation and amortization                      13        14
    Amortization of premiums and discounts on
      investment and mortgage-backed
      securities - net                                (2)        11
    Provision for losses on loans                       3         0
    Gain on sale of investment and mortgage-backed
      securities                                      (6)       (6)
    Amortization expense of stock benefit plans       186       236
    Federal Home Loan Bank stock dividends           (22)      (11)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans             33        13
      Accrued interest receivable on mortgage-backed
        securities                                     25         2
      Accrued interest receivable on investments
        and interest-bearing deposits                (31)      (40)
      Prepaid expenses and other assets                26        16
      Accrued interest payable                         44        15
      Other liabilities                             (196)     (375)
      Federal income taxes
        Current                                        59     (164)
        Deferred                                        9       158
     Net cash provided by operating activities        247        14

Cash flows provided by (used in) investing activities:

  Principal repayments on mortgage-backed
    securities                                      3,286        310
  Purchase of mortgage-backed securities          (2,569)    (5,000)
  Proceeds from maturity of investment securities   2,000          0
  Proceeds from sale of investment securities           0      2,004
  Proceeds from sale of mortgage-backed securities    343        135
  Principal repayments on loans                     3,133        860
  Loan disbursements                              (2,233)    (1,302)
  Purchase of office equipment                       (95)        (3)
  Purchase of Federal Home Loan Bank stock              0      (162)
     Net cash provided by (used in) investing
       activities                                   3,865    (3,158)

     Net cash provided by (used in) operating
       and investing activities (balance
       carried forward)                             4,112    (3,144)

     Net cash provided by (used in) operating
       and investing activities (balance
       brought forward)                            $4,112   $(3,144)

Cash flows provided by (used in) financing activities:

  Net increase (decrease) in deposit accounts       1,492      (204)
  Proceeds from Federal Home Loan Bank advances     3,000      5,000
  Repayment of Federal Home Loan Bank advances    (5,175)          0
  Advances by borrowers for taxes and insurance        42         47
  Dividends on common stock                         (100)       (93)
  Purchase of treasury shares                       (336)          0
     Net cash provided by (used in) financing
       activities                                 (1,077)      4,750

Net increase in cash and cash equivalents           3,035      1,606

Cash and cash equivalents at beginning of period    5,264      1,708

Cash and cash equivalents at end of period         $8,299    $ 3,314


Supplemental disclosure of cash flow information:

  Cash paid during the period for:
    Interest on deposits and borrowings            $1,042  $    827

Supplemental disclosure of noncash investing activities:

  Unrealized gains on securities designated
    as available for sale, net of related
    tax effects                                   $   138  $      0




















               Harvest Home Financial Corporation

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the three month periods ended
                   December 31, 1997 and 1996


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Harvest Home Financial Corporation (the Corporation) included in the Annual Report on Form 10-KSB for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The  accompanying consolidated financial statements  include  the accounts  of the Corporation and Harvest Home Savings  Bank  (the
Savings  Bank).   All significant intercompany  items  have  been
eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 36,774 and 37,826 unallocated ESOP shares, totaled 860,904 and 897,031 for the three month periods ended December 31, 1997 and 1996, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e., the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 896,943 and 900,130 for the three month periods ended December 31, 1997 and 1996, respectively.

4.  Effects of Recent Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No.
125,  "Accounting for Transfers and Servicing of Financial Assets
and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial
assets,   and  extinguishment  of  liabilities.   SFAS  No.   125
introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has
occurred.   If  the transfer  does not qualify as a sale, it is
accounted for  as  a secured  borrowing.  Transactions subject to
the  provisions  of SFAS   No.   125  include,  among  others,
transfers  involving repurchase agreements, securitizations of
financial assets, loan participations,   factoring  arrangements,
and   transfers   of receivables with recourse.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Corporation's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Corporation's financial statements.


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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the effect of the year 2000 on certain information technology systems and the effect of certain recent accounting pronouncements on results of operations and financial position.


Discussion of Financial Condition Changes from September 30, 1997 to December 31, 1997

At December 31, 1997, the Corporation had total assets of $93.1 million, a decrease of $691,000, or .7%, from September 30, 1997. The decrease in assets resulted primarily from a $2.2 million decrease in advances from the Federal Home Loan Bank, which was partially offset by a $1.5 million increase in deposits.

Cash  and  due  from banks, federal funds sold,  interest-bearing deposits in other financial institutions and investment securities increased by $1.0 million, to a total of $14.3 million at December 31, 1997. Investment securities decreased by $2.0 million, or 25.1%, due to maturities of securities during the quarter. Proceeds from maturities of investment securities occurring in December 1997, were invested in federal funds sold, which resulted in the preponderance of the increase in cash and cash equivalents over the quarter. Such excess funds were redeployed into mortgage-backed securities in early January 1998.

Mortgage-backed securities decreased by $822,000, or 2.5%, to a total of $31.6 million at December 31, 1997, as compared to $32.5 million at September 30, 1997, as purchases of $2.6 million were exceeded by principal repayments and sales of $3.3 million and 337,000, respectively. Proceeds from repayments of mortgage-
backed securities were utilized to repay advances from the Federal Home Loan Bank, as such securities were matched with these advances in leveraged purchase transactions during fiscal 1997 and 1996. The $2.6 million of securities purchased during the current quarter reflects managements decision to redeploy excess liquidity into higher-yielding investments.

Loans receivable decreased by $885,000, or 2.0 %, as loan disbursements of $2.2 million were exceeded by principal repayments of $3.1 million. Loan origination volume during the 1997 quarter exceeded that of the 1996 quarter by $931,000, or 71.5%. Growth in loan originations year to year consisted primarily of loans secured by one- to four-family residential real estate.

Harvest Home's allowance for loan losses totaled $118,000 at December 31, 1997, and $115,000 at September 30, 1997. The allowance for loan losses is evaluated by management based upon an assessment of current and anticipated economic conditions applied to the loan portfolio, as well as, evaluating the quality of the portfolio. At December 31, 1997, the Corporation had $30,000 in nonperforming loans, as compared to $95,000 in nonperforming loans at September 30, 1997. Although management believes that its allowance for loan losses at December 31, 1997 was adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Harvest Home's results of operations.

Deposits totaled $60.3 million at December 31, 1997, an increase of $1.5 million, or 2.5%, over the $58.8 million of deposits outstanding at September 30, 1997. The increase reflects managements continuing efforts to maintain a moderate rate of growth through marketing and pricing strategies.

Advances  from  the  Federal Home Loan  Bank  decreased  by  $2.2 million, or 9.1%, during the current quarter as repayments totaling $5.2 million were partially offset by $3.0 million in new borrowings. The net repayments resulted from prepayments received on mortgage-backed securities which had been matched with such advances at inception.

The Savings Bank is subject to risk-based capital ratio guidelines implemented by the Federal Deposit Insurance Corporation (FDIC). The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

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

As of December 31, 1997, the Savings Bank's regulatory capital substantially exceeded all minimum capital requirements.


Comparison of Operating Results for the Three Month Periods Ended
December 31, 1997 and 1996

General

Net earnings for the three months ended December 31, 1997 totaled $124,000, a decrease of $33,000, or 21.0%, from the $157,000 of net earnings recorded for the three months ended December 31, 1996. The decrease in earnings resulted primarily from a $51,000 increase in general, administrative and other expense, which was partially offset by a $5,000 increase in net interest income and a $17,000 decrease in the federal income tax provision.

Net Interest Income

Interest income on loans for the three months ended December 31, 1997 increased by $36,000, or 4.2%. The increase was primarily due to a $2.3 million increase in the average portfolio balance year to year, which was partially offset by a 9 basis point decrease in yield, from 8.05% in 1996 to 7.96% in 1997. Interest income on mortgage-backed securities increased by $228,000, or 76.3%, due primarily to a $9.4 million increase in average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $15,000, or 6.3%. This decrease was primarily the result of a decrease in average yields available on short term deposits year to year.

Interest expense on deposits increased by $54,000, or 7.8%, during the three months ended December 31, 1997. This increase was due primarily to a $1.7 million increase in the average balance outstanding, coupled with a 23 basis point increase in the average cost of deposits, from 4.76% in 1996 to 4.99% in 1997.

Interest expense on borrowings increased by $190,000, or 125.8%, as a result of the increase in the average outstanding balance of advances from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $5,000, or
 .9%, during the three months ended December 31, 1997, as compared to the three months ended December 31, 1996.

Other Income

Other income decreased by $1,000, or 4.3%, during the three months ended December 31, 1997. This decrease was due primarily to a $1,000 decline in other operating income, generally service charges and other fees, year to year.

General, Administrative and Other Expense

General, administrative and other expense increased by approximately $51,000, or 15.2%, during the three months ended December 31, 1997, to a total of $386,000, as compared to the $335,000 total reported for the same period in 1996. This increase was primarily the result of a $46,000, or 26.9%, increase in employee compensation and benefits and a $9,000 increase in federal deposit insurance premiums. The increase in employee compensation and benefits resulted primarily from increased costs related to the stock benefit plans, coupled with normal merit increases. The increase in federal deposit insurance premiums resulted from the realization of a premium credit which offset expense in the 1996 quarter, following the Savings Association Insurance Fund recapitalization assessment.

Federal Income Taxes

The provision for federal income taxes decreased by $17,000, or 21.0%, during the three months ended December 31, 1997, due primarily to a decrease in earnings before income taxes of $50,000, or 21.0%. Harvest Home's effective tax rates amounted to 34.0% during each of the three months ended December 31, 1997 and 1996.

Other Matters

As with all providers of financial services, the Corporation's operations are heavily dependent on information technology systems. The Corporation is addressing the potential problems associated with the possibility that the computers that control or operate the Corporation's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Corporation is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

As of the date of this Form 10-QSB, the Corporation has not identified any specific expenses that are reasonably likely to be incurred by the Corporation in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Corporation is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Corporation's current systems, programs and equipment year 2000 compliant, the Corporation's net earnings and financial condition could be adversely affected.

In addition to possible expense related to its own systems, the Corporation could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Corporation's primary market area. Because the Corporation's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Corporation's primary market area is not significantly dependent upon one employer or industry, the Corporation does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

               Harvest Home Financial Corporation

                             PART II


ITEM 1.   Legal Proceedings

          Not applicable


ITEM 2.   Changes in Securities and Use of Proceeds

          Not applicable


ITEM 3.   Defaults Upon Senior Securities

          Not applicable


ITEM 4.   Submission of Matters to a Vote of Security Holders

          On December 23, 1997, the Annual Meeting of the Corporation's Stockholders was held. Two directors (Thomas L. Eckert and Richard F. Hauck) were each elected to terms expiring in 2000 by the following votes:

          For:  713,522       Against:  15,165

          One other matter was submitted to the stockholders, for which the following vote was cast:

          Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended September 30, 1998.

          For:  711,713       Against:  11,934    Abstain:  5,040

ITEM 5.   Other Information

               None


ITEM 6.   Exhibits and Reports on Form 8-K

          Reports on Form 8-K:  None.

          Exhibits:             Financial Data Schedule for the
          three month
                                period ended December 31, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: ___________________                By:_________________________
                                         John E. Rathkamp
                                         President, Chief
                                         Executive Officer
                                         and Secretary




Date: ___________________                By:________________________
                                         Dennis J. Slattery
                                         Executive Vice
                                         President,
                                         Treasurer



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: ___________________                By: /s/John E. Rathkamp
                                         John E. Rathkamp
                                         President, Chief
                                         Executive Officer
                                         and Secretary



Date: ___________________                By: /s/Dennis J. Slattery
                                         Dennis J. Slattery
                                         Executive Vice
                                         President,
                                         Treasurer