Form 10KSB40/A
period 1997-09-30
HARVEST HOME FINANCIAL CORP
filed 1998-05-15
CIK 919624

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

                                                  At September 30,

Selected Financial
condition
and other data:          1997       1996       1995       1994      1993

                                           (Dollars in thousands)


Total amount of:
Assets                  $93,832    $78,718    $69,532    $72,765   $64,925
Cash and cash
  Equivalent(1)           5,264      1,708      2,313     16,333     9,541
Investment
  Securities at cost          0          0     18,032      9,992     6,125
Investment securities
  available for sale
  at market               8,039     12,105          0          0         0
Mortgage-backed
  Securities at cost          0     20,429      9,009      8,243     9,545
Mortgage-backed Securities
  available for Sale
  at Market              32,466     20,429          0          0         0
Loans receivable
- net                    45,229     42,267     38,245     36,319    38,012
Deposits                 58,786     57,958     56,425     67,810    60,470
Advances from the FHLB   24,000     10,000          0          0         0
Stockholders'
Equity(2)                10,344      9,725     12,706      4,581     4,166

Number of:
 Real estate loans
   outstanding            1,054      1,038      1,000      1,052       975
 Deposit accounts         8,035      8,466      8,309      6,987     7,536
 Full service
offices                       3          3          3          3         3



Summary of Earnings:              Year Ended September 30,

                                1997      1996     1995     1994     1993

                                                (In thousands)

Interest income               $5,983     $5,209    $4,872    $4,187    $4,584
Interest expense               3,689      2,969     2,569     2,387     2,676
Net interest income            2,294      2,240     2,303     1,800     1,908
Provision for
  loan losses                      9          1        12         9        59

Net interest income after
  provision for loan losses    2,285      2,239     2,291     1,791     1,849

Other income                      64         74         50       53        56
General, administrative
  and other expense            1,409      2,136      1,372    1,216     1,158
Earnings before
  income taxes                   940        177        969      628       747
Federal income taxes             313         45        329      213       257
Net earnings                  $  627     $  132     $  640    $ 415    $  490


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
                                    Percent            Percent              Percent            Percent                Percent
                                    of total           of total             of total           of total               of total
                           Amount    loans     Amount    loans      Amount    loans    Amount    loans     Amount       loans

Type of Loan:


Residential real estate
loans:
Construction loans        $ 1,513     3.4%    $ 3,290    7.8%      $ 1,505     3.9%    $ 1,660     4.6%      $ 1,022     2.7%
 1-4 family and multi-
   family (1)              42,353    93.6      38,210   90.4        34,002    87.8*     32,898    90.6        34,308    90.2

Nonresidential real
   estate and land          2,554     5.7       3,281    7.8         3,341     8.8       3,101     8.5         3,365     8.9

Deposit accounts               45      .1          42     .1            83      .2          90     0.2           127     0.3

                           46,465   102.8      44,823  106.1        38,931   101.8       7,749   103.9        38,822   102.1

Less:
 Loans in process          (1,019)   (2.3)     (2,320)   5.5          (428)   (1.1)     (1,148)   (3.2)         (465)   (1.2)
 Deferred loan
   origination fees         ( 102)   ( .2)      ( 125)    .3          (148)   ( .4)      ( 184)   (0.5)         (253)   (0.7)
 Allowance for loan losses  ( 115)   ( .3)      ( 111)    .3          (110)   ( .3)      (  98)   (0.2)          (92)   (0.2)

 Total Loans               $45,229  100.0%    $42,267  100.0%      $38,245   100.0%     $36,319  100.0%      $38,012   100.0%
Type of Security:
 Residential real
 estate:
 1-4 family                $42,464   93.9%    $39,978   94.6%      $34,117    89.2%     $32,818   90.4%      $33,379    87.7%
 Other dwelling              1,402    3.1       1,522    3.6         1,390     3.6        1,740    4.8         1,951     5.2
Nonresidential real estate   2,554    5.7       3,281    7.8         3,341     8.8        3,101    8.5         3,365     8.9
Deposit Accounts                45     .1          42     .1            83      .2           90    0.2           127     0.3

                           $46,465  102.8%    $44,823  106.1        38,931   101.8       37,749  103.9        38,822   102.1

Less:
 Loans in process           (1,019)  (2.3)     (2,320)   5.5          (428)   (1.1)      (1,148)  (3.2)         (465)   (1.2)
 Deferred loan
  origination fees            (102)  ( .2)      ( 125)    .3          (148)   ( .4)        (184)  (0.5)         (253)   (0.7)
 Allowance for loan losses   ( 115)  ( .3)      ( 111)    .3          (110)   ( .3)        ( 98)  (0.2)         ( 92)   (0.2)
Total Loans                 $45,229 100.0%    $42,267  100.0%      $38,245   100.0%     $36,319  100.0%      $38,102   100.0%

(1)  Includes home equity lines of credit underwritten on the same basis as first mortgage loans.
(2)

          Loans. The following table sets forth certain information as of September 30, 1997 regarding the dollar amount of loans maturing in Harvest Home's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                          Due 3-5  Due 5-10 Due 10-  Due 20
                       Due during          years    years   20 years or more
                        The years          after    after   after    years
                       September 30,      9/30/97  9/30/97  9/30/97  after
                       1998   1999  2000                             9/30/97   Total

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


                            September 30, 1997                  September 30, 1996               September 30, 1995

                                             Percent                               Percent                          Percent
                                                Of                                    Of                               Of
                                              total                                 total                            total
                          Number     Amount   Loans      Number      Amount         Loans       Number     Amount    Loans


                                                             (Dollars in Thousands)

Days delinquent for
(1):

30 - 59 days                 13       $461    1.02%        11          $267           .63%        19        $574      1.50%

60 - 89 days                  5        376     .83%         3           132           .31%         1           9       .02%

90 days and over              2         95     .21%         4           164           .39%         6         143       .38%

Total delinquent
loans                        20       $932    2.06%        18          $563          1.33%        26        $726      1.90%



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

                                          At September 30,
                             1997               1996            1995
                                       (Dollars in Thousands)

Accruing loans
delinquent 90
days or more                $   0              $   0          $   0

Loans accounted for
on a nonaccrual basis:

Real Estate:

  Residential                  64                132            109

  Nonresidential               31                 32             34

  Deposit Account               0                  0              0

Total nonaccrual loans         95                164            143

Other non-performing
assets                          0                  0              0

Total non-performing
assets                       $ 95               $164           $143

Total non-performing
assets as a percentage
of total assets              .10%                .21%          .20%

Specific loan loss
allowance                   $   0             $    0          $   0

General loan loss
allowance (unallocated
as to any specific
loan type)                    115                111            110
Total loan loss allowance    $115               $111           $110
Loan loss allowance
as a percent of
non-performing loans       121.1%              67.7%          76.9%

Loan loss allowance as
a percent of non-
performing assets          121.1%              67.7%          76.9%

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

                        Gross          Gross           Gross            Market
                        Amortized     Unrealized      Unrealized         Value
                        Cost           Gains           Losses

                                                      (In thousands)

FHLMC participation
certificiates           $ 2,236         $19            $ 37            $2,218

FHLMC CMOs                6,471          10               4             6,477

GNMA participation
certificates                  0           0               0                 0

FNMA participation
certificates              4,058          30              53             4,035

FNMA CMOs                19,709          65              38            19,736

                        $32,474        $124            $132           $32,466

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

Other
investments:

Interest
bearing
deposits
in other
financial
institution     2,106  15.1%     2,106  15.1%       788    5.7%      788   5.7%      345     1.7%      345    1.7%

Federal funds
Sold            2,600  18.7%     2,600  18.6%       400    2.9%      400   2.9%    1,100     5.5%    1,100    5.4%


Federal Home
Loan Bank
Stock           1,219   8.8%     1,219  8.7%        588    4.3%      588   4.3%      548     2.7%      548    2.8%


Total Investment
Securities,
Interest-
bearing
Deposits and
Other         $13,897 100.0%  $13,964 100.0%    $13,768 100.0%   $20,025 100.0%  $20,321   100.0%


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

The following table sets forth certain information as to Harvest Home's FHLB advances at the date indicated:

                                       At September 30

                            1997            1996            1995

                                   (Dollars in thousands)

FHLB advances            $24,000            $10,000          $ 0

Weighted average
interest rate
of FHLB Advances           5.82%              5.55%            0%

The following table sets forth the maximum balance and average balance of FHLB advances during the periods indicated:



                                 Year ended September 30,

                             1997           1996           1995

                                  (Dollars in thousands)

Maximum Balance:
FHLB advances               $24,000         $10,000          0

Average Balance:
FHLB advances                15,615          10,000          0

Weighted average
interest rate of
FHLB advances                 5.82%            5.37%          0


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

Interest-
bearing
liabilities

Deposits

Certificate
of Deposits(4)    $ 6,142        $26,472       $6,984     $2,714     $    0   $    0     $42,312

Money Market
Deposits(5)           649            518        1,581        624       509       451       4,332
NOW Accts             489            350          724        471       696       269       2,999

Passbook
Accts               1,364          1,057        2,760      1,368     1,949       645       9,143

FHLB Advance       24,000              0            0          0        0          0      24,000


TOTAL RATE
SENSITIVE
LIABILITIES       $32,644        $28,397      $12,049     $5,177   $3,154     $1,365     $83,164

Interest
Sensitivity
Gap               10,490        ($15,673)     $10,400   ($  455)   $3,054     $1,057     $ 8,873

Cumulative
Interest Rate
Sensitivity
Gap              $10,490         ($5,183)     $5,217    $4,762    $7,816      $8,813     $ 8,873

Cumulative
Interest Rate
Sensitive Gap
as a Percent
of Total
Assets             11.18%         (5.52%)       5.56%     5.08%    8.33%        9.46%       9.46%
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

                                                           Cash
                                                         Dividends

Fiscal year ending September 30, 1997                High        Low

Quarter ending December 31, 1996                     $9.875      $9.25
Quarter ending March 31, 1997                        $13.00      $10.25
Quarter ending June 30, 1997                         $11.25      $10.50
Quarter ending September 30, 1997                    $12.125     $11.75
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

Harvest Home's interest-earning assets repricing within one year after September 30, 1997, are less than interest-bearing liabilities repricing within the same period by approximately $5.1 million, resulting in a negative cumulative oneyear gap of 5.5% of total assets. The Corporation's interest-earning assets repricing within three years of September 30, 1997, were $5.4 million greater than interest bearing liabilities repricing during the same period, resulting in a positive cumulative gap for such period of 5.9% of total assets.

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




Item 7.   Consolidated Financial Statements

     The 1997 Annual Report to Shareholders was filed with the SEC on November 28, 1997 and is attached to this Amended 10-KSB as Exhibit 13.

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