Form 10QSB
period 1998-03-31
HARVEST HOME FINANCIAL CORP
filed 1998-05-18
CIK 919624

FORM 10-QS
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20552
(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1998
                                  OR
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

Yes   X                                 No

As of May 11, 1998, the latest practicable date, 891,357 shares of the registrant's common stock, without par value, were issued and outstanding.










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

SIGNATURES




                 Harvest Home Financial Corporation
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data)

                                              March 31,     September 30,
ASSETS                                           1998            1997

Cash and due from banks                        $    565     $    558
Federal funds sold                                1,100        2,600
Interest-bearing deposits in other financial
  institutions                                    1,280        2,106
       Cash and cash equivalents                  2,945        5,264

Investment securities designated as available
  for sale - at market                           6 ,019        8,039
Mortgage-backed securities designated as
  available for sale - at market                 33,535       32,466
Loans receivable - net                           45,112       45,229
Office premises and equipment - at
  depreciated cost                                1,131          981
Federal Home Loan Bank stock - at cost            1,550        1,219
Accrued interest receivable on loans                224          245
Accrued interest receivable on mortgage-
   backed securities                                135          139
Accrued interest receivable on investments and
   interest-bearing deposits                         67          126
Prepaid expenses and other assets                   143           73
Prepaid federal income taxes                         20           51

         Total assets                           $90,881      $93,832

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                        $59,948      $58,786
Advances from the Federal Home Loan Bank         19,975       24,000
Advances by borrowers for taxes and insurance        97          107
Accrued interest payable                            119           89
Other liabilities                                    11          253
Deferred federal income taxes                       321          253

         Total liabilities                       80,571       83,488

Stockholders' equity
  Common stock - 2,000,000 shares of no par
  value authorized - 991,875 shares issued            0            0
  Additional paid-in capital                      6,903        6,884
Retained earnings - restricted                    5,096        5,043

Shares acquired by Employee Stock Ownership
  Plan                                             (301)        (378)
Shares acquired by Recognition and Retention
  Plan                                             (292)        (389)
Unrealized gains on securities designated as
  available for sale, net of related tax effects     96           40
Less 100,518 and 77,018 shares of treasury
  stock - at cost                                (1,192)        (856)

           Total stockholders' equity            10,310       10,344




Total liabilities and stockholders' equity      $90,881      $93,832




                  Harvest Home Financial Corporation

                 CONSOLIDATED STATEMENTS OF EARNINGS

                  (In thousands, except share data)




                                   Six months ended    Three months ended
                                       March 31,            March 31,

                                         1998    1997         1998      1997

Interest income
     Loans                              $1,781   $1,687     $  889    $  831
     Mortgage-backed securities          1,038      722        511       423
     Investment securities                 229      363        100       170
     Interest-bearing deposits and
       other                               198       92        105        48
          Total interest income          3,246    2,864      1,605     1,472

Interest expense
     Deposits                            1,473    1,369        728       678
     Borrowings                            649      356        308       205
          Total interest expense         2,122    1,725      1,036       883

     Net interest income                 1,124    1,139        569       589

Provision for losses on loans                6        3          3         3

     Net interest income after
     Provision for losses
     on loans                            1,118    1,136        566       586

Other income
  Gain on sale of investment and
    mortgage-backed securities
    designated as available for sale        6         6         0         0
  Other operating                          31        30        15        13
     Total other income                    37        36        15        13

General, administrative and other expense
     Employee compensation and benefits   455       379       238       200
     Occupancy and equipment              147       130        76        69
     Federal deposit insurance premiums    18         9         9         9
     Franchise taxes                       61        63        32        29
     Other operating                      108       106        48        45
          Total general, administrative
          and other expense               789       687       403       352

          Earnings before income taxes    366       485       178       247

Federal income taxes
     Current                               76         9        21        86
     Deferred                              39       156        30        (2)
          Total federal income taxes      115       165        51        84

          NET EARNINGS                  $  251    $ 320    $  127    $  163

          EARNINGS PER SHARE
           Basic                          $.29     $.36      $.15      $.18
           Diluted                        $.28     $.35      $.14      $.18



                     The Harvest Home Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the six months ended March 31,
                            (In thousands)

                                                             1998      1997
Cash flows provided by (used in) operating
activities:
  Net earnings for the period                               $  251   $  320
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
     Amortization of deferred loan origination fees            (34)     (17)
     Depreciation and amortization                              27       26
     Amortization of premiums on mortgage-backed securities     21        5
     Amortization of premiums and discounts on investment
     securities net                                            (17)      16
     Gain on sale of investment and mortgage-backed
       securities                                               (6)      (6)
     Amortization expense of stock benefit plans               193      236
     Provision for losses on loans                               6        3
     Federal Home Loan Bank stock dividends                    (45)     (24)
     Increase (decrease) in cash due to changes in:
       Accrued interest receivable on loans                     21      (13)
       Accrued interest receivable on mortgage-backed
               securities                                        4        4
        Accrued interest receivable on investments and
         Interest bearing deposits                              59       44
     Prepaid expenses and other assets                         (70)     (56)
     Accounts payable on mortgage loans serviced for
       others                                                   (1)      (1)
     Accrued interest payable                                   30       20
     Other liabilities                                        (141)    (343)
     Federal income taxes
       Current                                                  31      (78)
       Deferred                                                 39      156
         Net cash provided by operating activities             368      292

Cash flows provided by (used in) investing activities:
     Proceeds from maturity of investment securities         2,000        0
     Proceeds from sale of investment securities                 0    2,004
     Proceeds from sale of mortgage-backed securities          343      135
     Principal repayments on mortgage-backed securities     11,066      925
     Purchase of mortgage-backed securities                (12,371)  (5,000)
     Principal repayments on loans                           5,333    2,236
     Loan disbursements                                     (5,188)  (3,865)
     Purchase of office premises and equipment                (177)     (32)
     Purchase of Federal Home Loan Bank stock                 (286)    (162)
          Net cash provided by (used in) investing
             Activities                                        720   (3,759)

Cash flows provided by (used in) financing activities:
     Net increase (decrease) in deposits                     1,162     (395)
     Proceeds from Federal Home Loan Bank advances          14,500    5,000
     Repayment of Federal Home Loan Bank advances          (18,525)     (300)
     Advances by borrowers for taxes and insurance             (10)       3
     Dividends paid on common stock                           (198)    (187)
     Purchase of treasury stock                               (336)       0
          Net cash provided by (used in) financing

              activities                                    (3,407)   4,121

Net increase (decrease) in cash and cash equivalents        (2,319)     654

Cash and cash equivalents at beginning of period            5,264     1,708

Cash and cash equivalents at end of period                 $2,945    $2,362

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
     Federal income taxes                                   $ 138     $ 179

     Interest on deposits and borrowings                   $2,152    $1,715


Supplemental disclosure of noncash investing activities:
     Unrealized gains (losses) on securities designated
     as available for sale, net of related tax effects      $ 56     $  (82)

               Harvest Home Financial Corporation

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three and six month periods ended March 31, 1998 and 1997

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Harvest Home Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and Harvest Home Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weightedaverage shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 30,054 unallocated ESOP shares, totaled 861,101 and 861,303 for the six and three month periods ended March 31, 1998. Weighted average common shares outstanding, which gives effect to 37,826 unallocated ESOP shares, totaled 897,031 for the six and three month periods ended March 31, 1997. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-

average   common  shares deemed outstanding for purposes of computing diluted earnings per share totaled 895,351 and 897,342 for the six and three month periods ended March 31, 1998, respectively and 902,832 and 906,830 for the six and three month periods ended March 31, 1997, respectively.



4.  Effects of Recent Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board (the "FASB")   issued
Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and
whether a sale  has  occurred.   If  the transfer  does not qualify as a sale,
it is accounted for  as  a secured  borrowing.  Transactions subject to the
provisions  of SFAS   No.   125  include,  among  others,  transfers  involving
repurchase agreements, securitizations of financial assets, loan participations,
factoring  arrangements,  and   transfers   of receivables with recourse.

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

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31,
1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as
required, without   material  effect  on  the  Corporation's  consolidated
financial position or results of operations.

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

Forward-Looking Statements

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed
in the  forwardlooking  statements.   Some of the factors that  could  cause  or
contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally.

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the effect of the year 2000 on certain information technology systems and the effect of certain recent accounting pronouncements on results of operations and financial position.


Discussion of Financial Condition Changes from September 30, 1997 to March 31, 1998

At March 31, 1998, the Corporation had total assets of $90.9 million, a decrease of $3.0 million, or 3.1%, from September 30, 1997. The decrease in assets resulted primarily from a $4.0 million decrease in advances from the Federal Home Loan Bank, which was partially offset by a $1.2 million increase  in deposits. Cash  and  due  from banks, federal funds sold,
interest-bearing deposits   in           other  financial  institutions   and
investment securities decreased by $4.3 million, to a total of $9.0 million at March 31, 1998. The decline in liquid assets was the result of $2.0 million in
maturities of investment securities and use of excess   funds   to   purchase
higher  yielding  mortgage-backed securities.

Mortgage-backed securities increased by $1.1 million, or 3.3%, to a total of $33.5 million at March 31, 1998, as compared to $32.5 million at September 30, 1997. Purchases of $12.4 million during the fiscal 1998 six month period exceeded principal repayments and sales of $11.1 million and $343,000,
respectively.   During the  most  recent quarter, management purchased $5.0 million of long term adjustable rate mortgage-backed securities with a yield of 6.43%. Such purchases were funded with proceeds from Federal Home Loan Bank advances. Proceeds from repayments of mortgagebacked securities were utilized to repay advances from the Federal Home Loan Bank, as such securities were matched with these advances in leveraged purchase transactions during fiscal 1998 and 1997. The other $7.4 million of securities purchased during the six month period reflects management's decision to redeploy excess liquidity into higher-yielding investments.
Loans   receivable  decreased  by  $117,000,  or  .3%,  as   loan disbursements
of  $5.2  million  were  exceeded   by   principal repayments  of $5.3 million.
Loan origination volume during  the 1998 period exceeded that of the 1997 period
by $1.3 million,  or 34.2%.   Growth  in  loan  originations year  to  year
consisted primarily of loans secured by one- to four-family residential real estate.


The Savings Bank's allowance for loan losses totaled $121,000  at March  31,
1998,  and  $115,000  at  September  30,  1997.   The allowance  for loan losses
is evaluated by management based upon an assessment of current and anticipated economic conditions applied to the loan portfolio, as well as,
evaluating the quality of  the  portfolio.   At  March 31,  1998,  the
Corporation had $213,000 in nonperforming loans, as compared to $95,000 in nonperforming loans at September 30, 1997. Although management believes that its allowance for loan losses at March 31, 1998, was adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Harvest Home's results of operations.

Deposits totaled $59.9 million at March 31, 1998, an increase  of $1.2  million,
or      2.0%,  over the  $58.8  million  of  deposits outstanding  at  September
30,  1997.   The  increase   reflects managements  continuing efforts to
maintain a  moderate  rate  of growth through marketing and pricing strategies.

Advances from the Federal Home Loan Bank decreased by $4.0 million, or 16.8%, during the current period as repayments totaling $18.5 million were
partially offset by $14.5 million  in new  borrowings.   The net repayments
resulted from prepayments received on mortgage-backed securities which had been matched with such advances at inception. During the current quarter, management elected to refinance $11.5 million in advances at a rate of 5.15% in an effort to reduce costs of funds.

The   Savings  Bank  is  subject  to  risk-based  capital   ratio guidelines
implemented   by  the  Federal Deposit   Insurance Corporation  ("FDIC").   The
guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among
banking organizations.   Risk-based  capital  ratios  are  determined  by
allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

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

As of March 31, 1998, the Savings Bank's regulatory capital substantially exceeded all minimum capital requirements.


Comparison of Operating Results for the Six Month Periods Ended March 31, 1998 and 1997

General

Net earnings for the six months ended March 31, 1998 totaled $251,000, a decrease of $69,000, or 21.6%, from the $320,000 of net earnings recorded for the six months ended March 31, 1997. The decrease in earnings resulted primarily from a $102,000 increase in general, administrative and other expense and a $15,000 decrease in net interest income, which were partially offset by a $50,000 decrease in the federal income tax provision.

Net Interest Income

Interest income on loans for the six months ended March 31,  1998 increased by
$94,000, or 5.6%.  The increase was primarily due to a   $1.9  million  increase
in  the  average  portfolio  balance outstanding,             coupled  with  an
increase  in   the   yield of approximately 8 basis points year to year, to
7.93% for  the  six month  period ended March 31, 1998.  Interest income on
mortgagebacked  securities increased by $316,000, or 43.8%, due primarily to   a
$9.3  million  increase  in  average  portfolio  balance outstanding   year  to
year.   Interest  income on investment securities and  other  interest-earning assets decreased by $28,000, or 6.2%. This decrease was primarily the result of a decrease in average yields available on short term deposits year to year.

Interest expense on deposits increased by $104,000, or 7.6%, during the six months ended March 31, 1998. This increase was due primarily to a $1.9 million increase in the average balance outstanding, coupled with a 20 basis point increase in the average cost of deposits, from 4.74% in fiscal 1997 to 4.94% in fiscal 1998.

Interest expense on borrowings increased by $293,000, or 82.3%, as a result of the increase in the average outstanding balance of advances from the Federal

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $15,000, or 1.3%, during the six months ended March 31, 1998, as compared to the six months ended March 31, 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result
of   such  analysis  management  recorded  a  $6,000  and  $3,000 provision for losses on loans during the six month periods ended March 31, 1998 and 1997, respectively. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $37,000 for the six months ended March 31, 1998, an increase of $1,000, or 2.8%, over the comparable six month period in fiscal 1997. This increase reflects a marginal change in service charges and other fees year to year.

General, Administrative and Other Expense

General, administrative and other expense increased by $102,000, or 14.8%, during the six months ended March 31, 1998, to a total of $789,000, as compared to the $687,000 total reported for the same period in 1997. This increase was primarily the result of a $76,000, or 20.1%, increase in employee compensation and benefits, a $17,000, or 13.1%, increase in occupancy and equipment, and a
$9,000 increase in federal deposit  insurance premiums.   The  increase in
employee compensation and benefits resulted primarily from increased costs related to stock benefit plans and normal merit increases year to year. The increase in occupancy and equipment was due primarily to an increase in data processing costs. The increase in federal deposit insurance premiums resulted from the realization of a premium credit which offset expense in the fiscal 1997 period, following the Savings
Association Insurance Fund recapitalization assessment.

Federal Income Taxes

The provision for federal income taxes decreased by $50,000, or 30.3%, during the six months ended March 31, 1998, due primarily to a decrease in earnings before income taxes of $119,000, or 24.5%. The Corporation's effective tax
rates amounted to 31.4% and    34.0% for the six months ended March 31,  1998
and  1997, respectively.


General

Net earnings for the three months ended March 31, 1998, totaled $127,000, a decrease of $36,000, or 22.1%, from the comparable quarter in fiscal 1997. The decrease in net earnings resulted primarily from a $20,000 decrease in net interest income and a $51,000 increase in general, administrative and other expense, which were partially offset by a $2,000 increase in other income and a $33,000 decrease in the federal income tax provision.


Net Interest Income

Interest income on loans totaled $889,000 for the three months ended March 31, 1998, an increase of $58,000, or 7.0%, due primarily to a $1.6 million increase in the weighted-average portfolio balance outstanding, coupled with an increase in yield of approximately 28 basis points, to 7.95% for the quarter ended March 31, 1998. Interest income on mortgage-backed securities increased by $88,000, or 20.8%, due to an increase in the weighted average portfolio balance outstanding year to year. Interest income on investment securities and other interestearning assets decreased by $13,000, or 6.0%. This decrease was primarily the result of a decrease in yields available on short term deposits year to year, coupled with a decrease in the weighted-average portfolio balance outstanding year to year.
Interest expense on deposits and borrowings increased by $153,000, or 17.3%, during the three months ended March 31, 1998.
This increase was primarily the result of a $2.5 million increase in the weighted-average balance of deposits outstanding and an increase in cost of deposits of approximately 14 basis points, to 4.84% in the quarter ended March 31, 1998, coupled with an increase in the weighted average portfolio balance of Federal Home Loan Bank advances outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $20,000, or 3.4%, during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997.

Other Income

Other income totaled $15,000 for the three months ended March 31, 1998, an increase of $2,000 over the comparable 1997 quarter. This increase was due primarily to an increase in service charges and other fees year to year.

General, Administrative and Other Expense

General, administrative and other expense increased by approximately $51,000, or 14.5%, during the three months ended March 31, 1998, as compared to 1997. This increase was primarily the result of a $38,000, or 19.0%, increase in employee compensation and benefits and a $7,000, or 10.1%, increase in
occupancy  and  equipment  expense.   The  increase  in  employee compensation
and benefits resulted primarily and increased costs associated with stock benefit plans year to year.


Federal Income Taxes

The provision for federal income taxes decreased by $33,000, or 39.3%, during the three months ended March 31, 1998, due primarily to a decrease in earnings before income taxes of $69,000, or 27.9%. The Corporation's
effective  tax   rates amounted  to 28.7% and 34.0% during the three months ended  March 31, 1998 and 1997, respectively.


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

          None.

ITEM 5.   Other Information

               None
ITEM 6.   Exhibits and Reports on Form 8-K

          Reports on Form 8-K:  None.

          Exhibits:
            27.1 Financial Data Schedule for the six month period ended March 31, 1998.

            27.2     Restated Financial Data Schedule for the

                     six month period ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      May 11, 1998                 By:

                                         John E. Rathkamp President, Chief
                                         Executive Officer
                                         and Secretary


Date:       May 11, 1998                By:

                                         Dennis J. Slattery Executive Vice
                                         President, Treasurer









                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       May 11, 1998         By: /s/John E. Rathkamp
                                     John E. Rathkamp President,
                                    Chief Executive Officer
                                    and Secretary

Date:       May 11, 1998        By: /s/Dennis J. Slattery
                                    Dennis J. Slattery
                                    Executive Vice President,Treasurer