Form 10QSB/A
period 1998-03-31
HARVEST HOME FINANCIAL CORP
filed 1998-06-05
CIK 919624

FORM 10-QSB-AMENDED
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20552
(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (513)661-6612

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





                 Harvest Home Financial Corporation
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data)

                                              March 31,     September 30,
ASSETS                                           1998            1997

Cash and due from banks                        $    565      $    558
Federal funds sold                                1,100         2,600
Interest-bearing deposits in other financial
  institutions                                    1,280         2,106
       Cash and cash equivalents                  2,945         5,264

Investment securities designated as available
  for sale - at market                           6 ,019         8,039
Mortgage-backed securities designated as
  available for sale - at market                 33,535        32,466
Loans receivable - net                           45,112        45,229
Office premises and equipment - at
  depreciated cost                                1,131           981
Federal Home Loan Bank stock - at cost            1,550         1,219
Accrued interest receivable on loans                224           245
Accrued interest receivable on mortgage-
   backed securities                                135           139
Accrued interest receivable on investments and
   interest-bearing deposits                         67           126
Prepaid expenses and other assets                   143            73
Prepaid federal income taxes                         20            51

         Total assets                           $90,881       $93,832

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                        $59,948       $58,786
Advances from the Federal Home Loan Bank         19,975        24,000
Advances by borrowers for taxes and insurance        97           107
Accrued interest payable                            119            89
Other liabilities                                   111           253
Deferred federal income taxes                       321           253

         Total liabilities                       80,571        83,488

Stockholders' equity
  Common stock - 2,000,000 shares of no par
  value authorized - 991,875 shares issued            0             0
  Additional paid-in capital                      6,903         6,884
Retained earnings - restricted                    5,096         5,043

Shares acquired by Employee Stock Ownership
  Plan                                             (301)        (378)
Shares acquired by Recognition and Retention
  Plan                                             (292)        (389)
Unrealized gains on securities designated as
  available for sale, net of related tax effects     96           40
Less 100,518 and 77,018 shares of treasury
  stock - at cost                                (1,192)        (856)

           Total stockholders' equity            10,310       10,344




Total liabilities and stockholders' equity      $90,881      $93,832

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





Date:       May 11, 1998         By: /s/John E. Rathkamp
                                     John E. Rathkamp
                                     President,
                                     Chief Executive Officer
                                     and Secretary

Date:       May 11, 1998        By: /s/Dennis J. Slattery
                                    Dennis J. Slattery
                                    Executive Vice
                                    President, Treasurer