Form 10QSB
period 1998-06-30
HARVEST HOME FINANCIAL CORP
filed 1998-08-14
CIK 919624

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998
                               -------------------------------------

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

Yes   X                                                   No

As of August 10, 1998, the latest practicable date, 879,357 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 17 pages

                       Harvest Home Financial Corporation

                                      INDEX

                                                                     Page

PART I  -  FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition             3

             Consolidated Statements of Earnings                        4

             Consolidated Statements of Cash Flows                      5

             Notes to Consolidated Financial Statements                 7

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                10

PART II - OTHER INFORMATION                                            16

SIGNATURES                                                             17


                       Harvest Home Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                         June 30,         September 30,
         ASSETS                                                                              1998                  1997
Cash and due from banks                                                                   $   779               $   558
Federal funds sold                                                                            100                 2,600
Interest-bearing deposits in other financial institutions                                     596                 2,106
                                                                                           ------                ------
         Cash and cash equivalents                                                          1,475                 5,264

Investment securities designated as available for sale - at market                          6,027                 8,039
Mortgage-backed securities designated as available for sale -
  at market                                                                                36,498                32,466
Loans receivable - net                                                                     48,678                45,229
Office premises and equipment - at depreciated cost                                         1,127                   981
Federal Home Loan Bank stock - at cost                                                      1,578                 1,219
Accrued interest receivable on loans                                                          248                   245
Accrued interest receivable on mortgage-backed securities                                     155                   139
Accrued interest receivable on investments and
  interest-bearing deposits                                                                   153                   126
Prepaid expenses and other assets                                                             146                    73
Prepaid federal income taxes                                                                   -                     51
                                                                                           ------                ------

         Total assets                                                                     $96,085               $93,832
                                                                                           ======                ======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                  $59,612               $58,786
Advances from the Federal Home Loan Bank                                                   25,500                24,000
Advances by borrowers for taxes and insurance                                                  54                   107
Accrued interest payable                                                                       94                    89
Other liabilities                                                                             148                   253
Accrued federal income taxes                                                                   16                    -
Deferred federal income taxes                                                                 373                   253
                                                                                           ------                ------
         Total liabilities                                                                 85,797                83,488

Stockholders' equity
  Common stock - 2,000,000 shares of no par value authorized,
    991,875 shares issued                                                                      -                     -
  Additional paid-in capital                                                                6,903                 6,884
  Retained earnings - restricted                                                            5,154                 5,043
  Shares acquired by Employee Stock Ownership Plan                                           (301)                 (378)
  Shares acquired by Recognition and Retention Plan                                          (292)                 (389)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                196                    40
  Less 112,518 and 77,018 shares of treasury stock - at cost                               (1,372)                 (856)
                                                                                           ------                ------
         Total stockholders' equity                                                        10,288                10,344
                                                                                           ------                ------

         Total liabilities and stockholders' equity                                       $96,085               $93,832
                                                                                           ======                ======





                       Harvest Home Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                         Nine months ended            Three months ended
                                                                              June 30,                     June 30,
                                                                         1998         1997            1998         1997
Interest income
  Loans                                                                $2,698       $2,571          $  917       $  884
  Mortgage-backed securities                                            1,506        1,175             468          453
  Investment securities                                                   329          532             100          169
  Interest-bearing deposits and other                                     259          131              61           39
                                                                        -----        -----           -----        -----
         Total interest income                                          4,792        4,409           1,546        1,545

Interest expense
  Deposits                                                              2,210        2,063             737          694
  Borrowings                                                              886          616             237          260
                                                                        -----        -----           -----        -----
         Total interest expense                                         3,096        2,679             974          954
                                                                        -----        -----           -----        -----

         Net interest income                                            1,696        1,730             572          591

Provision for losses on loans                                               9            6               3            3
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          1,687        1,724             569          588

Other income
  Gain on sale of investment and mortgage-backed
    securities designated as available for sale                            43            7              37            1
   Other operating                                                         46           44              15           14
                                                                        -----        -----           -----        -----
         Total other income                                                89           51              52           15

General, administrative and other expense
  Employee compensation and benefits                                      671          582             216          203
  Occupancy and equipment                                                 219          194              72           64
  Federal deposit insurance premiums                                       27           19               9           10
  Franchise taxes                                                          93           92              32           29
  Other operating                                                         163          148              55           42
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,173        1,035             384          348
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     603          740             237          255

Federal income taxes
  Current                                                                 158           94              82           85
  Deferred                                                                 38          155              (1)          (1)
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       196          249              81           84
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  407       $  491          $  156       $  171
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.47         $.55            $.18         $.19
                                                                          ===          ===             ===          ===

           Diluted                                                       $.45         $.54            $.17         $.19
                                                                          ===          ===             ===          ===


                     The Harvest Home Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)

                                                                                                 1998              1997
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                 $   407            $  491
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                                (33)              (23)
    Depreciation and amortization                                                                  41                38
    Amortization of premiums and discounts on mortgage-backed securities                           22                 9
    Amortization of premiums and discounts on investment securities - net                         (29)               31
    Gain on sale of investment and mortgage-backed securities                                     (43)               (7)
    Amortization expense of stock benefit plans                                                   193               236
    Provision for losses on loans                                                                   9                 6
    Federal Home Loan Bank stock dividends                                                        (73)              (40)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                         (3)              (59)
      Accrued interest receivable on mortgage-backed securities                                   (16)               (6)
      Accrued interest receivable on investments and interest-
        bearing deposits                                                                          (27)               46
      Prepaid expenses and other assets                                                           (73)              (18)
      Accounts payable on mortgage loans serviced for others                                       (6)               (1)
      Accrued interest payable                                                                      5                42
      Other liabilities                                                                           (98)             (310)
      Federal income taxes
        Current                                                                                    67               (38)
        Deferred                                                                                   38               155
                                                                                               ------             -----
         Net cash provided by operating activities                                                381               552

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                                           16,367              1,506
  Purchase of mortgage-backed securities                                                      (21,984)            (9,984)
  Proceeds from sale of mortgage-backed securities                                              1,884                135
  Proceeds from sale of investment securities                                                      -               4,005
  Proceeds from maturity of investment securities                                               2,000                 -
  Principal repayments on loans                                                                 9,254              4,284
  Loan disbursements                                                                          (12,679)            (7,063)
  Purchase of Federal Home Loan Bank stock                                                       (286)              (374)
  Purchase of office equipment                                                                   (187)               (40)
                                                                                               ------             ------
         Net cash used in investing activities                                                 (5,631)            (7,531)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                             826               (886)
  Proceeds from Federal Home Loan Bank advances                                                24,100             10,000
  Repayment of Federal Home Loan Bank advances                                                (22,600)              (350)
  Advances by borrowers for taxes and insurance                                                   (53)               (37)
  Dividends paid on common stock                                                                 (296)              (281)
  Purchase of treasury stock                                                                     (516)              (223)
                                                                                               ------             ------
         Net cash provided by financing activities                                              1,461              8,223
                                                                                               ------             ------

Net increase (decrease) in cash and cash equivalents                                           (3,789)             1,244

Cash and cash equivalents at beginning of period                                                5,264              1,708
                                                                                               ------             ------

Cash and cash equivalents at end of period                                                    $ 1,475            $ 2,952
                                                                                               ======             ======


                     The Harvest Home Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                                 1998              1997
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                                       $  182            $  222
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $3,091            $2,637
                                                                                                =====             =====


Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                       $  156            $   27
                                                                                                =====             =====



                       Harvest Home Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the three and nine month periods ended
                             June 30, 1998 and 1997


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Harvest Home Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended September 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended June 30, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and Harvest Home Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 28,252 unallocated ESOP shares, totaled 862,019 and 862,050 for the nine and three month periods ended June 30, 1998. Weighted average common shares outstanding, which gives effect to 37,826 unallocated ESOP shares, totaled 891,774 and 881,142 for the nine and three month periods ended June 30, 1997.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 897,444 and 899,573 for the nine and three month periods ended June 30, 1998, respectively and 902,649 and 914,604 for the nine and three month periods ended June 30, 1997, respectively.

4.  Effects of Recent Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the

                       Harvest Home Financial Corporation

                   For the three and nine month periods ended
                             June 30, 1998 and 1997


4.  Effects of Recent Accounting Pronouncements (continued)

transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

                       Harvest Home Financial Corporation

                   For the three and nine month periods ended
                             June 30, 1998 and 1997


4.  Effects of Recent Accounting Pronouncements (continued)

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


Discussion of  Financial  Condition  Changes from September 30, 1997 to June 30,
1998

At June 30, 1998, the Corporation had total assets of $96.1 million, an increase of $2.3 million, or 2.4%, from September 30, 1997. The increase in assets resulted primarily from a $3.4 million increase in loans receivable, which was funded by an $826,000 increase in deposits and a $1.5 million increase in advances from the Federal Home Loan Bank.

Cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and investment securities decreased by $5.8 million, to a total of $7.5 million at June 30, 1998. The decline in liquid assets was the result of $2.0 million in maturities of investment securities and use of excess funds to purchase higher yielding mortgage-backed securities.

Mortgage-backed securities increased by $4.0 million, or 12.4%, to a total of $36.5 million at June 30, 1998, as compared to $32.5 million at September 30, 1997. Purchases of $22.0 million during the fiscal 1998 nine month period exceeded principal repayments and sales of $16.4 million and $1.8 million, respectively. During the most recent quarter, management purchased $9.6 million of long term adjustable rate mortgage-backed securities with a yield of 6.50%. Such purchases were funded with proceeds from Federal Home Loan Bank advances. Proceeds from repayments of mortgage-backed securities were utilized to repay advances from the Federal Home Loan Bank, as such securities were matched with these advances in leveraged purchase transactions during fiscal 1998 and 1997. The other $12.4 million of securities purchased during the nine month period reflects management's decision to redeploy excess liquidity into higher-yielding investments.

Loans receivable increased by $3.4 million, or 7.6%, as loan disbursements of $12.7 million exceeded principal repayments of $9.3 million. Loan origination volume during the 1998 period exceeded that of the 1997 period by $5.6 million, or 79.5%. Growth in loan originations year to year consisted primarily of loans secured by one- to four-family residential real estate.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1997 to June 30, 1998 (continued)

The Savings Bank's allowance for loan losses totaled $124,000 at June 30, 1998, and $115,000 at September 30, 1997. The allowance for loan losses is evaluated by management based upon an assessment of current and anticipated economic conditions applied to the loan portfolio, as well as, evaluating the quality of the portfolio. At June 30, 1998, the Corporation had $86,000 in nonperforming loans, as compared to $95,000 in nonperforming loans at September 30, 1997. Although management believes that its allowance for loan losses at June 30, 1998, was adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Harvest Home's results of operations.

Deposits totaled $59.6 million at June 30, 1998, an increase of $826,000, or 1.4%, over the $58.8 million of deposits outstanding at September 30, 1997. The increase reflects managements continuing efforts to maintain a moderate rate of growth through marketing and pricing strategies.

Advances from the Federal Home Loan Bank increased by $1.5 million, or 6.3%, during the current period as new borrowings totaling $24.1 million were partially offset by repayments totaling $22.6 million. The repayments resulted primarily from prepayments received on mortgage-backed securities which had been matched with such advances at inception.

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


Discussion of Financial Condition Changes from September 30, 1997 to June 30, 1998 (continued)

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

As of June 30, 1998, the Savings Bank's regulatory capital substantially exceeded all minimum capital requirements.


Comparison of Operating Results for the Nine Month Periods Ended June 30, 1998 and 1997

General

Net earnings for the nine months ended June 30, 1998 totaled $407,000, a decrease of $84,000, or 17.1%, from the $491,000 of net earnings recorded for the nine months ended June 30, 1997. The decrease in earnings resulted primarily from a $138,000 increase in general, administrative and other expense and a $34,000 decrease in net interest income, which were partially offset by a $38,000 increase in other income and a $53,000 decrease in the federal income tax provision.

Net Interest Income

Interest income on loans for the nine months ended June 30, 1998 increased by $127,000, or 4.9%. The increase was primarily due to a $2.3 million increase in the average portfolio balance outstanding, partially offset by a decrease in the yield of approximately 2 basis points year-to-year, to 7.85% for the nine month period ended June 30, 1998. Interest income on mortgage-backed securities increased by $331,000, or 28.2%, due primarily to an $8.9 million increase in average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $75,000, or 11.3%. This decrease was primarily the result of a decrease in average yields available on short term deposits year to year, coupled with a decline in the average balances outstanding over the periods.

Interest expense on deposits increased by $147,000, or 7.1%, during the nine months ended June 30, 1998. This increase was due primarily to a $2.1 million increase in the average balance outstanding, coupled with a 16 basis point increase in the average cost of deposits, from 4.78% in fiscal 1997 to 4.94% in fiscal 1998.

Interest expense on borrowings increased by $270,000, or 43.8%, as a result of the increase in the average outstanding balance of advances from the Federal Home Loan Bank.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended June 30, 1998 and 1997 (continued)


Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $34,000, or 2.0%, during the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis management recorded a $9,000 and $6,000 provision for losses on loans during the nine month periods ended June 30, 1998 and 1997, respectively. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $89,000 for the nine months ended June 30, 1998, an increase of $38,000, or 74.5%, over the comparable nine month period in fiscal 1997, due primarily to a $36,000 increase in gain on the sales of investment and mortgage-backed securities.

General, Administrative and Other Expense

General, administrative and other expense increased by $138,000, or 13.3%, during the nine months ended June 30, 1998, to a total of $1.2 million, as compared to the $1.0 million total reported for the same period in 1997. This increase was primarily the result of an $89,000, or 15.3%, increase in employee compensation and benefits, a $25,000, or 12.9%, increase in occupancy and equipment, and an $8,000 increase in federal deposit insurance premiums. The increase in employee compensation and benefits resulted primarily from increased costs related to stock benefit plans, coupled with normal merit increases. The increase in occupancy and equipment was due primarily to an increase in data processing costs. The increase in federal deposit insurance premiums resulted from the realization of a premium credit which offset expense in the fiscal 1997 period, following the Savings Association Insurance Fund recapitalization assessment.

Federal Income Taxes

The provision for federal income taxes decreased by $53,000, or 21.3%, during the nine months ended June 30, 1998, due primarily to a decrease in earnings before income taxes of $137,000, or 18.5%. The Corporation's effective tax rates amounted to 32.5% and 33.6% for the nine months ended June 30, 1998 and 1997, respectively.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Comparison of Operating Results for the Three Month Periods Ended June 30, 1998 and 1997

General

Net earnings for the three months ended June 30, 1998, totaled $156,000, a decrease of $15,000, or 8.8%, from the comparable quarter in fiscal 1997. The decrease in net earnings resulted primarily from a $19,000 decrease in net interest income and a $36,000 increase in general, administrative and other expense, which were partially offset by a $37,000 increase in other income and a $3,000 decrease in the federal income tax provision.

Net Interest Income

Interest income on loans totaled $917,000 for the three months ended June 30, 1998, an increase of $33,000, or 3.7%, due primarily to a $2.3 million increase in the weighted-average portfolio balance outstanding, partially offset by a decrease in the yield of approximately 11 basis points, to 7.82% for the quarter ended June 30, 1998. Interest income on mortgage-backed securities increased by $15,000, or 3.3%, due to an increase in the weighted average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $47,000, or 22.6%. This decrease was primarily the result of a decrease in yields available on short term deposits year to year, coupled with a decrease in the weighted-average portfolio balance outstanding year to year.

Interest expense on deposits and borrowings increased by $20,000, or 2.1%, during the three months ended June 30, 1998. This increase was primarily the result of a $2.5 million increase in the weighted-average balance of deposits outstanding and an increase in cost of deposits of approximately 9 basis points, to 4.93% in the quarter ended June 30, 1998, coupled with an increase in the weighted average portfolio balance of Federal Home Loan Bank advances outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $19,000, or 3.2%, during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997.

Other Income

Other income totaled $52,000 for the three months ended June 30, 1998, an increase of $37,000 over the comparable 1997 quarter. This increase was due to a gain on the sale of a mortgage-backed security.

General, Administrative and Other Expense

General, administrative and other expense increased by approximately $36,000, or 10.3%, during the three months ended June 30, 1998, as compared to 1997. This increase was primarily the result of a $13,000, or 6.4%, increase in employee compensation and benefits and an $8,000, or 12.5%, increase in occupancy and equipment expense. The increase in employee compensation and benefits resulted primarily from increased costs associated with stock benefit plans year to year.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended June 30, 1998 and 1997 (continued)

Federal Income Taxes

The provision for federal income taxes decreased by $3,000, or 3.6%, during the three months ended June 30, 1998, due primarily to a decrease in earnings before income taxes of $18,000, or 7.1%. The Corporation's effective tax rates amounted to 34.2% and 32.9% during the three months ended June 30, 1998 and 1997, respectively.


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

As of June 30, 1998, management has developed an estimate of expenses that are reasonably likely to be incurred by the Corporation in connection with this issue; however, the Corporation does not expect to incur significant operating expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Corporation is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Corporation's current systems, programs and equipment year 2000 compliant, the Corporation's net earnings and financial condition could be adversely affected.

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

         None.

ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:         None.

         Exhibits:
             27.1 Financial Data Schedule for the nine month period ended June 30, 1998.

             27.2 Restated Financial Data Schedule for the nine month period ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       August 12, 1998                    By: /s/John E. Rathkamp
       ---------------------------                    -------------------
                                                      John E. Rathkamp
                                                      President, Chief Executive
                                                      Officer and Secretary



Date:       August 12, 1998                     By: /s/Dennis J. Slattery
       ---------------------------                     ---------------------
                                                       Dennis J. Slattery
                                                       Executive Vice President,
                                                       Treasurer