Form 10KSB/A
period 1997-09-30
HARVEST HOME FINANCIAL CORP
filed 1998-09-04
CIK 919624

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549


FORM 10-KSB (Amended)

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

                    Page 1 of 5 sequentially numbered pages.

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

As of the date of this Form 10-KSB, the Corporation has not identified any specific expenses that are reasonably likely to be incurred by the Corporation in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Corporation is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Corporation's current systems, programs and equipment year 2000 compliant, the Corporation's net earnings and financial condition could be adversely affected.

In addition to possible expenses related to its own systems, the Corporation could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Corporation's primary market area. Because the Corporation's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Corporation's primary market area is not significantly dependent upon one employer or industry, the Corporation does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

Item 7.  Consolidated Financial Statements

Report of Independent Certified Public Accountants

Board of Directors
Harvest Home Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Harvest Home Financial Corporation as of September 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years ended September 30, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a text basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harvest Home Financial Corporation as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the years ended September 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



Cincinnati, Ohio
November 19, 1997                                    Grant Thornton, LLP

SIGNATURES



Dennis J. Slattery
Executive Vice President
Principal Accounting Officer

(There is no separate Principal Financial Officer)

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

Date  September 4, 1997                   Date  September 4, 1997




By/s/Walter A. Schuch                     By/s/Thomas L. Eckert
  Walter A. Schuch                        Thomas L. Eckert
  Director                                     Director

Date  September 4, 1997                   Date  September 4, 1997



By/s/Marvin J. Ruehlman                   By/s/Herbert E. Menkhaus
  Marvin J. Ruehlman                      Herbert E. Menkhaus
  Director                                Director
Date  September 4, 1997                   Date  September 4, 1997



By/s/George C. Eyrich
  George C. Eyrich
  Director

Date  September 4, 1997