Form 10KSB40/A
period 1997-09-30
HARVEST HOME FINANCIAL CORP
filed 1998-10-05
CIK 919624

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

Other Matters

  As with all providers of financial services, the Corporation's operations are heavily dependent on information technology systems. The Corporation is addressing the potential problems associated with the possibility that the computers that control and operate the Corporation's information technology system and infrastructure may not be programmed to read four-digit code dates and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Corporation is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

  As of the date of this Form 10-KSB, the Corporation has not identified any specific expenses that are reasonably likely to be incurred by the Corporation in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Corporation is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Corporation's current systems, programs and equipment year 2000 compliant, the Corporation's net earnings and financial could be adversely affected.

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






HARVEST HOME


                                 /s/John E. Rathkamp
                                 John E. Rathkamp
                                 President and Director (Principal Executive
                                 Officer)




                                 By/s/Dennis J. Slattery
                                 Executive Vice President
                                 (Principal Accounting Officer)

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