Form 10KSB
period 1998-09-30
HARVEST HOME FINANCIAL CORP
filed 1998-12-29
CIK 919624

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities  Exchange Act of
     1934 For fiscal year ended September 30, 1998
Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

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

State issuer's revenues for its most recent fiscal year.  $6.5 million

     Based upon the bid price provided by the NASDAQ system, the aggregate market value of voting stock held by non-affiliates of the issuer on December 23, 1998 was $14.63.

      862,357 shares of issuer's common shares were issued and outstanding as of December 23, 1998, this total is net of 129,518 shares of issuer's common stock repurchased as treasury shares.



DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's annual report to security-holders furnished to the Commission under Rule 14a-3 or 14c-3; Registrant's definitive proxy statement filed in accordance with Rule 14a-101, Schedule 14a filed on December 11, 1998.


                    Page 1 of 40 sequentially numbered pages.

                          Index to Exhibits on page 41.

PART I

Item 1.        Description of Business

     Harvest Home Financial Corporation ("HHFC", or the "Corporation") was incorporated in February 1994 under Ohio Law for the purpose of acquiring all of the capital stock issued by Harvest Home Savings Bank in connection with its conversion from a state chartered mutual savings bank to a state chartered stock savings bank (the "Conversion"). The Conversion was consummated on October 7, 1994 and, as a result, the Corporation became a unitary savings and loan holding company for its wholly owned subsidiary, Harvest Home Savings Bank ("Harvest Home" or the "Bank"). The Corporation has no significant assets other than the Bank's common stock acquired in the Conversion and has no significant liabilities. Future references to the Corporation or Harvest Home are utilized herein as the context requires.


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


Selected Financial
condition                                                           At September 30,
and other data:                         1998              1997              1996             1995             1994
                                                                 (Dollars in thousands)
Total amount of:
Assets                               $96,894           $93,832           $78,718          $69,532           $72,765
Cash and cash
  Equivalents(1)                       2,887             5,264             1,708            2,313            16,333
Investment
  securities at cost                       0                 0                 0           18,032             9,992
Investment securities
  available for sale -
  at market                            4,032             8,039            12,105                0                 0
Mortgage-backed
  securities at cost                       0                 0                 0            9,009             8,243
Mortgage-backed securities
  available for sale -
  at market                           37,864            32,466            20,429                0                 0
Loans receivable - net                48,497            45,229            42,267           38,245            36,319
Deposits                              60,225            58,786            57,958           56,425            67,810
Advances from the FHLB                25,850            24,000            10,000                0                 0
Stockholders' equity(2)                9,977            10,344             9,725           12,706             4,581

Number of:
 Real estate loans
   outstanding                           919             1,054             1,038            1,000             1,052
 Deposit accounts                      9,143             8,035             8,466            8,309             6,987
 Full service
  offices                                  3                 3                 3                3                3



Summary of Earnings:
                                                                     Year Ended September 30,
                                        1998              1997              1996             1995              1994
                                                                         (In thousands)
Interest income                       $6,367            $5,983            $5,209           $4,872            $4,187
Interest expense                       4,143             3,689             2,969            2,569             2,387
                                       -----             -----             -----            -----             -----
Net interest income                    2,224             2,294             2,240            2,303             1,800
Provision for
  loan losses                             12                 9                 1               12                 9
                                       -----             -----             -----            -----             -----
Net interest income after
  provision for loan losses            2,212             2,285             2,239            2,291             1,791

Other income                             109                64                74               50                53
General, administrative
  and other expense                    1,516             1,409             2,136            1,372             1,216
                                       -----             -----             -----            -----             -----
Earnings before
  income taxes                           805               940               177              969               628
Federal income taxes                     264               313                45              329                13
                                      ------            ------            ------           ------             -----
Net earnings                          $  541           $   627           $   132          $   640            $  415
                                      ======           =======           =======          =======            ======


(1) Includes cash, federal funds sold and interest-bearing deposits in other financial institutions. (2) Consists of only retained earnings at September 30, 1994.

                                                                   At September 30,
Selected Financial
  ratios:                               1998              1997              1996             1995              1994

Interest rate spread (difference
between average yield on interest-
earning assets and average cost of
interest-bearing liabilities)           1.95%             2.17%             2.24%            2.48%            2.63%

Net interest margin
(net interest income as
a percentage of average
interest earning assets)                2.45              2.76              3.07            3.27              2.82

Return on equity (net
earnings divided
by average equity)                      5.28              6.09              1.05             5.09             9.49

Return on assets
(net earnings
divided by average
total assets)                           0.58              0.73              0.18             0.89              0.64

Equity-to-assets ratio
(average equity divided
by average
total assets)                          11.05             12.06             16.94            17.56              6.70

Loans loss reserve
as a percentage
of non-performing
loans                                 259.18%           121.05%           67.68%           76.92%           268.57%


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

                                                                  At September 30
                                               1998                       1997                        1996
                                                   Percent                    Percent                     Percent
                                                  of total                   of total                    of total
                                      Amount         loans        Amount        loans        Amount         loans
Type of Loan:

Residential real estate
loans:
Construction loans                    $4,663          9.6%       $ 1,513         3.4%       $ 3,290          7.8%
 1-4 family and multi-
 family (1)                           43,856          89.8        42,353         93.6        38,210          90.4

Nonresidential real
   estate and land                     3,024           6.2         2,554          5.7         3,281           7.8

Deposit accounts                          25            .1            45           .1            42            .1
                                      ------         -----        ------        -----        ------         -----

                                      51,568         105.7        46,465        102.8        44,823         106.1
Less:
 Loans in process                    (2,556)         (5.2)       (1,019)        (2.3)       (2,320)         (5.5)
 Deferred loan
   origination fees                     (88)          (.2)        ( 102)        ( .2)        ( 125)          (.3)
 Allowance for loan losses             (127)          (.3)        ( 115)        ( .3)        ( 111)          (.3)
                                     -------        ------       -------       ------       -------        ------
 Total Loans                         $48,797        100.0%       $45,229       100.0%       $42,267        100.0%
                                     =======        ======       =======       ======       =======        ======

Type of Security:
 Residential real
 estate:
 1-4 family                          $47,152         96.6%       $42,464        93.9%       $39,978         94.6%

 Other dwelling                        1,367           2.8         1,402          3.1         1,522           3.6
Nonresidential real estate             3,024           6.2         2,554          5.7         3,281           7.8
Deposit accounts                          25            .1            45           .1            42            .1
                                      ------         -----        ------        -----        ------         -----

                                      51,568         105.7        46,465        102.8        44,823         106.1

Less:
 Loans in process                     (2,556)         (5.2)       (1,019)       (2.3)       (2,320)         (5.5)
 Deferred loan
  origination fees                      (88)          (.2)         (102)        ( .2)        ( 125)          (.3)
 Allowance for loan losses             (127)          (.3)         (115)        ( .3)        ( 111)          (.3)
                                     -------        ------       -------       ------       -------        ------
Total Loans                          $48,797        100.0%       $45,229       100.0%       $42,267        100.0%
                                     =======        ======       =======       ======       =======        ======




                                                         At September 30
                                                1995                    1994
                                                    Percent                  Percent
                                                   of total                 of total
                                      Amount          loans     Amount         loans
Type of Loan:

Residential real estate
loans:
Construction loans                   $ 1,505           3.9%    $ 1,660          4.6%
 1-4 family and multi-
 family (1)                           34,002           88.9     32,898         90.6

Nonresidential real
   estate and land                     3,341            8.8      3,101          8.5

Deposit accounts                          83             .2         90          0.2
                                      ------          -----     ------        -----

                                      38,931          101.8     37,749        103.9
Less:
 Loans in process                      (428)          (1.1)    (1,148)        (3.2)
 Deferred loan
   origination fees                    (148)          ( .4)     ( 184)        (0.5)
 Allowance for loan losses             (110)          ( .3)     (  98)        (0.2)
                                     -------         ------    -------       ------
 Total Loans                         $38,245         100.0%    $36,319       100.0%
                                     =======         ======    =======       ======

Type of Security:
 Residential real
 estate:
 1-4 family                          $34,117          89.2%    $32,818         90.4%

 Other dwelling                        1,390            3.6     1,740           4.8
Nonresidential real estate             3,341            8.8      3,101          8.5
Deposit accounts                          83             .2         90          0.2
                                      ------          -----     ------        -----

                                      38,931          101.8     37,749        103.9
                                      ======          =====     ======        =====

Less:
 Loans in process                      (428)           (1.1)    (1,148)        (3.2)
 Deferred loan
  origination fees                     (148)           ( .4)      (184)        (0.5)
 Allowance for loan losses             (110)           ( .3)      ( 98)        (0.2)
                                     -------          ------    -------        -----
Total Loans                          $38,245          100.0%    $36,319       100.0%
                                     =======          ======    =======       ======





(1) Includes home equity lines of credit underwritten on the same basis as first mortgage loans.

     Loans. The following table sets forth certain information as of September 30, 1998 regarding the dollar amount of loans maturing in Harvest Home's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.



                                                                  Due 3-5     Due 5-10     Due 10-20       Due 20 or
                                 Due during the years              years       years         years        more years
                                      September 30,                after       after         after           after
                              1999       2000         2001        9/30/98      9/30/98       9/30/98       9/30/98        Total
                                                                           (In thousands)
Mortgage loans(1)(2)
One to four family
residential
Adjustable                  $1,302        $10          $15           $142         $585       $10,853          $8,537     $21,444

Fixed                            5        315          598            556        5,239        13,942           2,282      22,937

Multi-family
residential(2):
Adjustable                       0          0            4             30          528           805               0       1,367

Non-residential                 30          5            7            145          655         2,182               0       3,024

Deposit account loans           25          0            0              0            0             0               0          25
                                --          -            -              -            -             -               -          --


Total loans                 $1,362       $330         $624           $873       $7,007       $27,782         $10,819     $48,797
                            ======       ====         ====           ====       ======       =======         =======     =======


(1) Amounts shown are net of loans in process of $2,556,000, deferred loan origination fees of $88,000 and allowance for loan losses of $127,000.

(2)  Includes construction loans and land loans.


     The following table sets forth the dollar amount of all loans due after one year from September 30, 1998, which have predetermined interest rates and floating or adjustable interest rates:


                                 Predetermined          Floating or
                                         Rates      adjustable rate            Total
                                                     (In thousands)
Mortgage Loans:

One- to four-
family residential                     $22,932              $20,142           $43,074

Multi-family
residential                                  0                1,367             1,367

Nonresidential                               0                2,994             2,994
                                        ------               ------            ------

Total loans:                           $22,932              $24,503           $47,435
                                       =======              =======           =======

     One- to Four-Family Residential Real Estate Loans. The primary lending activity of Harvest Home has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Harvest Home's primary market area. In addition, Harvest Home makes second mortgage loans, as well as home equity lines of credit underwritten on the same basis as first mortgage loans. Harvest Home also has a small percentage of loans secured by property located outside its primary market area including a small percentage secured by real estate located in nearby southeastern Indiana and northern Kentucky. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

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

     Harvest Home's one- to four-family residential real estate loan portfolio, including construction loans, was approximately $47.2 million at September 30, 1998, and represented 97% of total loans at such date. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $49,000, or .1%, of the total one- to four-family residential real estate loan balance, were delinquent. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

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

     At September 30, 1998, Harvest Home had $1.4 million of multi-family residential real estate loans, representing 2.8% of total loans at that date. At such date, no such loans were delinquent.

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

     At September 30, 1998, Harvest Home had $4.7 million of construction loans, or 9.6% of its loan portfolio, none of which were delinquent.

     Nonresidential Real Estate Loans and Land Loans. Harvest Home also makes loans secured by nonresidential real estate consisting primarily of retail stores, warehouses, and office buildings. Such nonresidential loans are made only with adjustable rates of interest. Such loans have terms of up to 20 years and a maximum LTV of 75%. The largest loan of this type at September 30, 1998 had a principal balance of $429,544 and was secured by a retail shopping center and the residence of the borrower, both located in Harvest Home's primary market area.

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

     At September 30, 1998, Harvest Home had a total of $3.0 million invested in nonresidential real estate loans. Such loans comprised approximately 6.2% of
Harvest Home's total loans at such date. At such date, none of the nonresidential real estate loans were non-performing.

     Deposit Account Loans. Harvest Home makes consumer loans, exclusively to depositors on the security of their deposit accounts. Such loans are made at adjustable rates of interest, and the principal amount of the loan cannot exceed the face value of the pledged deposit. Interest is due quarterly, and principal is due on demand.

     At September 30, 1998, Harvest Home had approximately $25,000 or .1% of total loans, invested in deposit loans.

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

     Loan applications for permanent mortgage loans are taken by loan personnel. Harvest Home obtains a credit report, verification of employment, and other documentation concerning the credit-worthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by an independent fee appraiser approved by the Board of Directors. For residential properties, an environmental study is conducted only if the appraiser or a director has reason to believe that an environmental problem may exist. For most nonresidential properties, an environmental report is required. For most multi-family and nonresidential mortgage loans, a personal guarantee is required. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to the Executive Committee and/or the Board of Directors for approval or rejection. Loan applications which do not exceed $100,000 generally can be approved by the Harvest Home's designated loan officer as long as the loan conforms to all underwriting requirements.

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

     Harvest Home generally does not participate in loans originated by other institutions. Harvest Home had in its portfolio participations originated and serviced for others totalling approximately $196,000 at September 30, 1998. Harvest Home will consider participation in loans in the future if management deems it to be in the interest of Harvest Home. The following table presents Harvest Home's mortgage loan originations and mortgage-backed securities purchases, and sales activity for the periods indicated:


                                                              Year Ended September 30,

                                                 1998              1997             1996              1995             1994
                                                                          (In thousands)

Loans Originated:

Construction                                   $1,540           $ 1,625          $ 3,488            $  962           $1,269

1 to 4 Family                                  11,256             6,271            7,082             5,466            5,480

Home equity line
 of credit                                        212               532              570               385              242
 5 or more units                                  433                 0              220                 0                0

Nonresidential
real estate                                       438               485              844                 0              188

Deposit accounts                                   43                 0               56                85               60
                                              -------            ------           ------            ------           ------

Total loans
originated                                    $13,922           $ 8,913          $12,260            $6,898           $7,239
                                              =======           =======          =======            ======           ======

Loans and
mortgage-backed
securities
purchased:

Loans                                          $    0           $     0          $     0           $     0           $    0
Insured,
guaranteed or
collaterized
mortgage-backed
securities                                     26,992            18,205           12,972             2,013            1,000
                                               ------            ------           ------             -----            -----

Total loans and
mortgage-backed
securities
purchased                                     $26,992           $18,205          $12,972            $2,013           $1,000
                                              =======           =======          =======            ======           ======


Loans and mortgage-
backed securities
sold:

Residential real
estate loans                                  $     0           $     0          $     0           $     0           $    0

Mortgage-backed
securities                                      1,878               141              267                 0                0
                                               ------            ------           ------            ------            -----

Total loans and
mortgage-backed
securities sold                                $1,878           $   141           $  267          $     0           $     0
                                               ======           =======           ======          =======           =======


     Regulations generally limit the aggregate amount that a savings bank can lend to one borrower to an amount equal to 15% of the savings bank's unimpaired capital and unimpaired surplus (collectively, "Unimpaired Capital"). A savings bank may loan to one borrower an additional amount not to exceed 10% of the association's Unimpaired Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying these limits, the regulations require that loans to certain related or affiliated borrowers be aggregated. Based on such limits, Harvest Home could have made loans in an aggregate principal amount of $1.4 million to one borrower at September 30, 1998. At that date, Harvest Home had no loans in excess of such limits.

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

  The following table reflects the amount of loans in a delinquent status as of the dates indicated:




                                  September 30, 1998                   September 30, 1997                   September 30, 1996
                                                 Percent                              Percent                                Percent
                                                    of                                   of                                     of
                                                  total                                total                                  total
                           Number     Amount      Loans          Number    Amount      Loans           Number    Amount       Loans
                                                                   (Dollars in Thousands)
Days delinquent for
(1):

30 - 59 days                 6         $290       .60%              13      $461      1.02%               11      $267        .63%

60 - 89 days                 4          142        .29               5       376        .83                3       132         .31

90 days and over             1           49        .10               2        95        .21                4       164         .39
                             -           --        ---               -        --        ---                -        --        ----

Total delinquent
loans                       11         $481      0.99%              20      $932      2.06%               18      $563       1.33%
                            ==         ====      =====              ==      ====      =====               ==      ====       =====

(1)  At  September  30,  1998,   delinquencies  include  11  one-to-four  family
     residential loans with principal balances totaling $481,000.

     The following table sets forth the amounts and categories of Harvest Home's non-performing assets as indicated by the dates on the accrual status when they become past due 90 days or more.

                                                                     At September 30,

                                                          1998              1997             1996

                                                                  (Dollars in Thousands)
Accruing loans
delinquent 90
days or more                                             $   0             $   0            $   0
                                                         =====             =====            =====

Loans accounted for on a nonaccrual basis:

Real Estate:

  Residential                                               49                64              132

  Nonresidential                                             0                31               32

  Deposit account                                            0                 0                0
                                                          ----              ----             ----

Total nonaccrual loans                                      49                95              164

Other non-performing
assets                                                       0                 0                0
                                                          ----              ----             ----

Total non-performing
assets                                                    $ 49              $ 95             $164
                                                          ====              ====             ====

Total non-performing
assets as a percentage
of total assets                                           .05%              .10%             .21%

Specific loan loss
allowance                                                $   0             $   0           $    0

General loan loss
allowance (unallocated
as to any specific
loan type)                                                 127               115             111
                                                           ---               ---             ---

Total loan loss allowance                                 $127              $115             $111
                                                          ====              ====             ====

Loan loss allowance
as a percent of
non-performing loans                                    259.2%            121.1%            67.7%


Loan loss allowance as
a percent of non-
performing assets                                       259.2%            121.1%            67.7%


     Harvest Home had 1 non-performing loan at September 30, 1998 and 2 non-performing loans at September 30, 1997. During the periods shown, Harvest Home had no restructured loans within the meaning of SFAS No. 114.

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

     The aggregate amounts of Harvest Home's classified assets at the dates indicated were as follows:

                                                   At September 30,
                                      1998              1997             1996
                                                   (In thousands)
Substandard                           $228              $219             $252

Doubtful                                 0                 0                0


Loss                                     0                 0                0
                                      ----              ----             ----

Total classified
assets                                $228              $219             $252
                                      ====              ====             ====


     Federal and state examiners are authorized to classify a savings bank's assets. If a savings bank does not agree with an examiner's classification of an asset, it may appeal to regulatory authorities.

     Allowance for Loan Losses. The Board of Directors reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of non-performing assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 1998, 1997, and 1996, Harvest Home's allowance for loan losses totaled $127,000, $115,000, and $111,000, respectively, none of which was allocated to a particular type of loan at any such dates. Due to the absence of any material loss on any loan in recent years, the Board of Directors of Harvest Home does not believe such a specific allocation is necessary.

     The following table sets forth an analysis of Harvest Home's allowance for losses on loans for the periods indicated. Harvest Home had no recoveries during such periods.

                                               For the year ended September 30,
                                           1998              1997             1996
                                                  (Dollars in thousands)
Balance at
beginning of year                          $115              $111             $110

Loans charged-off                             0               (5)                0

Recoveries                                    0                 0                0

Provision for losses
on loans (charged to
operations)                                  12                 9                1
                                           ----              ----             ----

Balance at end of period                   $127              $115             $111
                                           ====              ====             ====

Ratio of allowance for
losses on loans to
non-accrual loans                        259.2%            121.1%            67.7%

Ratio of allowance
for losses on loans
to total loans                            0.25%             0.25%            0.25%


     Harvest Home increased its allowance for loan losses from $110,000 at September 30, 1995, to $127,000 at September 30, 1998, due primarily to (1) Harvest Home's feeling that its new primary regulator would require an increase although there is no such current agreement or requirement to increase the allowance, and (2) an increase in the loan portfolio. There were no disagreements with Harvest Home's primary regulator as to the amount of the allowance following the 1995 fiscal year provision. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance.

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

     Harvest Home's adjustable rate mortgage-backed securities are guaranteed as to principal and interest by GNMA, FNMA and FHLMC. At September 30, 1998, $29.3 million, or 77.3% of Harvest Home's mortgage-backed securities were adjustable rate.

     CMO/REMICs are securities derived by reallocating cash flows from mortgage backed securities or pools of mortgage loans in order to create multiple classes, or tranches of securities with coupon rates that differ from the underlying collateral as a whole. Harvest Home invests in these securities as an interest rate sensitive investment portfolio alternative to mortgage loans. As of September 30, 1998, Harvest Home's CMO/REMICS totaled $28.7 million, or 75.8%, of the mortgage- backed securities portfolio. All of the CMO/REMICs owned by Harvest Home are insured or guaranteed directly, or indirectly, though mortgage-backed securities underlying the obligations by FNMA, FHLMC, or GNMA. CMOs and REMICs can be classified by federal regulators under certain economic scenarios as "high risk" derivatives and are therefore potentially subject to forced divestiture. However, due to the nature of Harvest Home's investments, i.e., relatively short-term to maturity, the probability of such occurrence is viewed by management as remote.

     At September 30, 1998, HHFC's investment and market value information of mortgage-backed securities designated as available for sale was comprised of the following:

                                         Gross             Gross            Gross         Market
                                     Amortized        Unrealized       Unrealized         Value
                                          Cost             Gains           Losses
                                                              (In thousands)
FHLMC participation
certificates                           $ 6,140              $  3            $  26           $ 6,117

FHLMC CMOs                              15,358                 8               29            15,337

GNMA participation
certificates                                 0                 0                0                 0

FNMA participation
certificates                             3,068                29               37             3,060

FNMA CMOs                               13,193               172               15            13,350
                                        ------              ----             ----            ------

                                       $37,759              $212             $107           $37,864
                                       =======              ====             ====           =======

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

     The following table sets forth the composition of HHFC's interest-bearing deposits and investment portfolio at the dates indicated:

                                                                   September 30,
                                            1998                                                 1997
                          Amortized         % of     Market        % of      Amortized       % of      Market        % of
                               Cost        Total      Value       Total           Cost      Total       Value       Total
                                                               (Dollars in thousands)
Investment
Securities:

U.S. Gov't
& Agency
obligations                 $ 4,005        57.2%    $ 4,032       57.4%         $7,972      57.4%     $ 8,039       57.6%

Other
investments:

Interest-
bearing
deposits
in other
financial
institutions                  1,182        16.9%     $1,182       16.8%          2,106      15.1%       2,106       15.1%

Federal funds sold              200         2.9%        200        2.8%          2,600      18.7%       2,600       18.6%


Federal Home
Loan Bank Stock               1,606        23.0%      1,606       23.0%          1,219       8.8%       1,219        8.7%
                              -----        -----      -----       -----          -----       ----       -----        ----


Total Investment
Securities,
Interest-
bearing
Deposits and
Other                        $6,993       100.0%     $7,020      100.0%        $13,897     100.0%     $13,964      100.0%
                             ======       ======     ======      ======        =======     ======     =======      ======


                                               September 30,
                                                    1996
                           Amortized         % of       Market      % of
                                Cost        Total        Value     Total
                                          (Dollars in thousands)
Investment
Securities:

U.S. Gov't
& Agency
obligations                  $11,992        87.1%      $12,105     87.2%

Other
investments:

Interest-
bearing
deposits
in other
financial
institutions                     788         5.7%          788      5.6%

Federal funds sold               400         2.9%          400      2.9%


Federal Home
Loan Bank Stock                  588         4.3%          588      4.3%
                                 ---         ----          ---      ----

Total Investment
Securities,
Interest-
bearing
Deposits and
Other                        $13,768       100.0%      $13,881    100.0%
                             =======       ======      =======    ======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Harvest Home's investment securities at September 30, 1998. All of such securities mature in three years or less.

                                                   At September 30, 1998
                                One year or Less                 One to Five Years
                               Amortized           Average         Amortized          Average
                                    Cost             Yield              Cost            Yield
                                                          (In thousands)

U.S. Government
and agency
securities                        $4,005             6.13%            $    0               0%



                                                    At September 30, 1998
                                                Total Investment Securities

                           Average Life         Amortized              Fair               Weighted
                               In Years              Cost             Value          Average Yield
                                                       (In thousands)

U.S. Government
and agency
securities                           .6            $4,005            $4,032                  6.13%


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

     At September 30, 1998, Harvest Home's certificates of deposit totaled $43.2 million, or 71.7% of total deposits. Of such amount, approximately $30.1 million in certificates of deposit will mature within one year. Based on past experience and Harvest Home's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Harvest Home at maturity. If there is a significant deviation from historical experience, Harvest Home can utilize borrowings from the FHLB of Cincinnati as an alternative to this source of funds.

     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Harvest Home at the dates indicated:


                                                              At September 30,
                                    1998                             1997                                1996
                                           Percent                            Percent                            Percent
                                          of total                           of total                           of total
                           Amount          deposit           Amount           deposit           Amount           deposit

Transaction
accounts:

NOW accounts(1)           $ 3,208             5.3%           $2,699              4.6%           $2,647              4.6%

Super NOW
accounts(1)                   253              .4%              300               .5%              192               .3%


Passbook
savings(2)                  9,494            15.8%           9,143              15.6%            9,530             16.4%

Money market
Deposit
account(3)                  4,107             6.8%            4,332              7.4%            4,721              8.2%
                            -----             ----            -----              ----            -----             -----

Total
Transaction
accounts                   17,062            28.3%           16,474             28.1%           17,090             29.5%

Certificates
Of Deposit(4):

4.00-5.99%                 38,275            63.6%           38,031             64.7%           35,004             60.4%
6.00-7.99%                  4,888             8.1%            4,281              7.2%            5,864             10.1%
                            -----             ----            -----              ----            -----             -----


Total
Certificates
of deposit                 43,163            71.7%           42,312             71.9%           40,868             70.5%
                           ======            =====           ======             =====           ======             =====


Total deposits            $60,225           100.0%          $58,786            100.0%          $57,958            100.0%
                          =======           ======          =======            ======          =======            ======



(1) Harvest Home's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At September 30, 1998, 1997, and 1996, the weighted average rates on NOW accounts were 1.84%, 2.69%, and 2.66%, respectively. At September 30, 1998, 1997, and
     1996, the weighted average rates of Super NOW accounts were 2.75%, 2.75%, and 2.75%, respectively.

(2) Harvest Home's weighted average interest rate paid on passbook accounts fluctuates with the general movement of interest rates. At September 30, 1998, 1997, and 1996, the weighted average rates on passbook accounts were 2.53%, 2.79%, and 2.79%, respectively.

(3) Harvest Home's weighted average interest rate paid on money market deposit accounts fluctuates with the general movement of interest rates. At September 30, 1998, 1997, and 1996, the weighted average rates on money market accounts were 3.00%, 3.00%, and 3.00%, respectively.

(4)  IRAs are generally offered under certificate of deposit programs.

     The following table shows interest rate and original contractual maturity information for Harvest Home's certificates of deposit as of September 30, 1998:



                                                Over 1            Over 2
                           Up to one         year to 2        years to 3           Over 3
                                Year             Years             Years            Years             Total
                                                              (In thousands)
4.00-5.99%                   $25,108            $4,530            $4,539           $4,098           $38,275
6.00 - 7.99%                       0               230               715            3,943             4,888
                              ------             -----             -----            -----             -----

Total certificates
of deposit                   $25,108            $4,760            $5,254           $8,041           $43,163
                             =======            ======            ======           ======           =======



     The following table presents the amount of Harvest Home's certificates of deposit of $100,000, or more by the time remaining until maturity as of September 30, 1998:

  Maturity                                         At September 30, 1998
                                                          (In thousands)

  Three months or less                                          $   331
  Over 3 months to 6 months                                           0
  Over 6 months to 12 months                                      1,121
  Over 12 months                                                  1,461
                                                                  -----

     Total                                                       $2,913
                                                                 ======


     The following table sets forth Harvest Home's deposit account balance activity for the periods indicated:

                                                       Year ended September 30,
                                                 1998              1997             1996
                                                          (Dollars in thousands)

Beginning balance                             $58,786           $57,958          $56,425

Deposits                                       65,375            58,930           64,222

Withdrawals                                  (66,862)          (60,904)         (65,494)

Interest credited                               2,926             2,802            2,805
                                                -----             -----            -----

Ending balance                                $60,225           $58,786          $57,958
                                              =======           =======          =======

Net increase                                   $1,439           $   828          $ 1,533

Percent increase                                 2.45%             1.43%            2.72%


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

     The following table sets forth certain information as to Harvest Home's FHLB advances at the date indicated:

                                               At September 30,
                                     1998              1997             1996
                                            (Dollars in thousands)
FHLB advances                     $25,850           $24,000          $10,000

Weighted average
interest rate
of FHLB Advances                    5.26%             5.82%            5.55%


     The following table sets forth the maximum balance and average balance of FHLB advances during the periods indicated:



                                          Year ended September 30,
                                     1998              1997             1996
                                           (Dollars in thousands)
Maximum Balance:
FHLB advances                     $25,850           $24,000          $10,000

Average Balance:
FHLB advances                      21,738            15,615            2,885

Weighted average
interest rate of
FHLB advances                       5.62%             5.78%            5.37%



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

     Savings banks have historically presented a gap analysis as a measure of interest rate risk. The gap analysis presents the projected maturities and periods to repricing of a savings bank's rate sensitive assets and liabilities. Harvest Home's cumulative one-year gap, which represents the difference between the amount of interest sensitive assets maturing or repricing in one year and the amount of interest sensitive liabilities maturing or repricing in the same period was a 10.6% at September 30, 1998. A positive cumulative gap indicates that interest sensitive assets exceed interest sensitive liabilities at a specific date. In a rising interest rate environment, institutions with positive maturity gaps generally experience a more rapid increase in interest income earned on assets than the interest expense paid on liabilities. Conversely, in an environment of falling interest rates, interest income earned on assets will generally decrease more rapidly than the interest expense paid on liabilities. A negative gap will have the opposite effect.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1998, which are expected to reprice or mature in each of the future years shown. The analysis of this interest-rate sensitivity, which is prepared quarterly by a financial advisory firm, IPS - Sendero Corporation, for Harvest Home, incorporates the assumptions set forth in the footnotes of the following table.

                                             Six
                              Within      Months
                                Six       to One         1-3         3-5         5-10     Over 10
                              Months        Year       Years       Years        Years       Years       Total
Interest-earning
assets

Loans &
Mortgage-Backed
Securities

Adjustable
Rate(1)                      $ 4,298     $13,415     $ 3,773      $    0       $    0      $    0     $21,486

Fixed Rate(2)                  5,202       3,469       8,405       4,001        2,037           0      23,114

Non-Residential
Adjustable
Rate(1)                          806       1,020       1,198           0            0           0       3,024

Other Loans

Home Equity                    1,275           0           0           0            0           0       1,275

Consumer                          25           0           0           0            0           0          25

Investments

Core
Investments(3)                 4,983       2,011           0           0            0           0       6,994

CMO/REMICs                    31,624       2,386       3,161         591            0           0      37,762
                              ------      ------      ------       -----        -----        ----      ------
TOTAL RATE
SENSITIVE
ASSETS                       $48,213     $22,301     $16,537      $4,592       $2,037      $    0     $93,680

Interest-
bearing
liabilities

Deposits

Certificate
of Deposits(4)               $ 6,506     $23,548     $11,346      $1,763       $    0      $    0     $43,163

Money Market
Deposits(5)                      577         500       1,212         795          780         243       4,107

NOW Accts                        465         403       1,129         641          628         195       3,461

Passbook
Accts                          1,261       1,092       3,170       1,737        1,704         530       9,494

FHLB Advance                   8,850      17,000           0           0            0           0      25,850
                              ------      ------      ------       -----        -----        ----      ------


TOTAL RATE
SENSITIVE
LIABILITIES                  $17,659     $42,543     $16,857      $4,936       $3,112        $968     $86,075
                             -------     -------     -------      ------       ------        ----     -------


Interest
Sensitivity
Gap                           30,554    (20,242)       (320)       (344)      (1,075)       (968)       7,605
                              ======    ========       =====       =====      =======       =====       =====

Cumulative
Interest Rate
Sensitivity
Gap                          $30,554     $10,312      $9,992      $9,648       $8,573      $7,605     $15,210
                             =======     =======      ======      ======       ======      ======     =======

Cumulative
Interest Rate
Sensitive Gap
as a Percent
of Total
Assets                        31.53%      10.64%      10.31%       9.96%        8.85%       7.85%      15.70%
                              ======      ======      ======       =====        =====       =====      ======

--------------------------------------------------

(1) Includes all adjustable rate mortgage loans and mortgage-backed securities based on contractual term to repricing.

(footnotes continued on next page)

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

                                                                    Year ended September 30,
                                                              1998              1997             1996

Weighted average yield on loan portfolio                      7.70%             7.87%            7.81%

Weighted average yield on mortgage-
backed securities                                             6.24              6.38             6.13

Weighted average yield on investment
securities                                                    6.81              6.86             6.73

Weighted average yield on other
interest-earning assets                                       6.17              5.57             5.25

Weighted average yield on all
interest-earning assets                                       7.02              7.19             7.13

Weighted average interest rate
paid on deposits                                              4.87              4.81             4.87

Weighted average interest rate
paid on borrowings                                            5.26              5.82             5.55

Weighted average rate on all
interest-bearing liabilities                                  5.07              5.02             4.89

Interest rate spread
(spread between weighted average
interest rate on all
interest-bearing assets and all
interest-bearing liabilities)                                 1.95              2.17             2.24

Net yield (net interest income
as a percentage of average
interest-earning assets                                       2.45%             2.76%            3.07%


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

     Since the  enactment  of  FIRREA,  all  state-chartered  institutions  have generally been limited to activities and investments of the type and in the amount authorized for federally chartered institutions, notwithstanding state law. The FDIC is authorized to permit such associations to engage in state authorized activities or investments that do not meet this standard (other than non- subsidiary equity investments and investment in junk bonds) for institutions that meet fully phased-in capital requirements if it is determined that such activities or investments do not to pose a significant risk to the SAIF. All non-subsidiary equity investments and junk bonds must be divested by July 1, 1994, pursuant to an FDIC-approved divestiture plan. The FDIC restrictions on state-chartered institutions have not been material to the operations of Harvest Home.

Transactions with Affiliates with the laws specifically governing savings banks.

     Since the  enactment  of  FIRREA,  all  state-chartered  institutions  have generally been limited to activities and investments of the type and in the amount authorized for federally chartered institutions, notwithstanding state law. The FDIC is authorized to permit such associations to engage in state authorized activities or investments that do not meet this standard (other than non- subsidiary equity investments and investment in junk bonds) for institutions that meet fully phased-in capital requirements if it is determined that such activities or investments do not to pose a significant risk to the SAIF. All non-subsidiary equity investments and junk bonds must be divested by July 1, 1994, pursuant to an FDIC-approved divestiture plan. The FDIC restrictions on state-chartered institutions have not been material to the operations of Harvest Home.

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

     The following is a summary of Harvest Home's regulatory capital at September 30, 1998:

                                                   At September 30, 1998
Total Capital to Risk-Weighted Assets                      $9,419
Tier I Capital to Risk-Weighted Assets                     $9,292
Tier I Leverage Ratio                                      $9,292

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires each federal banking agency, including the FDIC, to revise its risk-based capital standards within 18 months of enactment of the statute to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. In September 1993, the FRB, the FDIC and the Office of the Comptroller of the Currency issued a joint proposed rulemaking implementing these revisions with respect to interest rate risk. Under the proposed rules, an institution's assets, liabilities, and off-balance sheet positions would be weighted by risk factors that approximate the instruments' price sensitivity to a 200 basis point change in interest rates. Institutions with interest rate risk exposure in excess of a threshold level could be required to hold additional capital proportional to that risk, based either on an automatic formula to be integrated with the risk-based capital requirements or on more subjective recommendations of a bank's examiner. In August 1992, the regulatory agencies requested comments on how the risk- based capital guidelines of each agency may be revised to take account of concentration of credit risk and the risk of nontraditional activities. The agencies indicated in September 1993 that separate rulemaking proposals on those areas would be forthcoming. Management cannot assess at this point the impact the proposal would have on the capital requirements of Harvest Home.

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

Federal Home Loan Banks

     The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Harvest Home is a member of the FHLB of Cincinnati, and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Harvest Home's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Harvest Home is in compliance with this requirement, with an investment in FHLB of Cincinnati stock having a book value of $1.6 million at September 30, 1998.

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

FedICIA

     FedICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At September 30, 1998, Harvest Home was categorized as "well capitalized."

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

FRB Regulations

     Reserve Requirements. FRB regulations require savings and loan associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. Such regulations generally require that reserves of 3% be maintained against deposits in transaction accounts up to a specified amount, presently $49 million (subject to an exemption of up to $4.3 million), and that reserves of 10% be maintained against the portion of total transaction accounts in excess of $49.3 million. These percentages are subject to adjustment by the FRB. At June 30, 1998, Harvest Home was in compliance with its reserve requirements.

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

At September 30, 1998, HHFC was in compliance with this requirement.


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

Taxation

Federal Taxation

     HHFC and Harvest Home will file federal income tax returns on a separate company basis, for the fiscal year ended September 30, 1998. HHFC is subject to the federal tax laws and regulations which apply to corporations generally. With certain exceptions, Harvest Home is also subject to the federal tax laws and regulations which apply to corporations generally. One such exception permits thrift institutions such as Harvest Home, which meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Code, to establish a reserve for bad debts and to make annual additions thereto which may, within specified limits, be taken as a deduction in computing taxable income. For purposes of the bad debt reserve deduction, loans are categorized as "qualifying real property loans," which generally include loans secured by improved real estate, and "nonqualifying loans," which include all other types of loans. The amount of the bad debt reserve deduction for "nonqualifying loans" is computed under the experience method. A thrift institution may elect annually to compute its allowable addition to its bad debt reserves for qualifying loans under either the experience method or the percentage of taxable income method. For the past several years, Harvest Home used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

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

     If less than 60% of the total dollar amount of an institution's assets (on a tax basis) consist of specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash, and certain governmental obligations), such institution may not deduct any addition to a bad debt reserve and generally must include reserves in excess of that allowable under the experience method in income over a four-year period. At September 30, 1998, at least 70% of Harvest Home's total assets were specified assets. No representation can be made as to whether Harvest Home will meet the 60% test for subsequent taxable years.

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

     To the extent earnings appropriated to a thrift institution's bad debt reserves for qualifying real property loans and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method, and to the extent of the institution's supplemental reserves for losses on loans (the "Excess"), such Excess may not, without adverse tax consequences, be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the Excess; and third, out of such other accounts as may be proper. To the extent a distribution by Harvest Home to HHFC is deemed paid out of its Excess under these rules, the Excess would be reduced and Harvest Home's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the Excess. As of September 30, 1997, Harvest Home's Excess for tax purposes totaled approximately $1.7 million. Harvest Home believes it had approximately $3.8 million of accumulated earnings and profits for tax purposes as of September 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "DIVIDEND POLICY."

     The tax returns of Harvest Home have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the consolidated financial condition of HHFC.

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

Item 2.          Properties

     The following table sets forth certain information at September 30, 1996, regarding the properties on which the main office and each branch office of Harvest Home is located:

                                                                                Approx.
                                            Owned             Date              square           Net
Location                                    or leased         acquired          footage          book value(1)
                                                                            (In thousands)
Main office:

3621 Harrison Ave.
Cheviot, OH  45211                          Owned             Various           6,000            $418
                                                               from
                                                              1926 to
                                                              present

Branch offices:

7030 Hamilton Ave.
Cinti., OH  45231                           Owned             1975              1,200            $277

3663 Ebenezer Road
Cinti., OH 45248                            Owned             1985              1,000            $287



(1) At September 30, 1998, Harvest Home's office premises and equipment had a total net book value of $1.1 million. For additional information regarding Harvest Home's office premises and equipment, see Notes A-6 and E of Notes to Consolidated Financial Statements.

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


                                    PART II

Item 5.          Market for Common Equity and Related Stockholder Matters

  The no par Common Stock was issued for the first time pursuant to subscription orders on October 7, 1994. 991,875 shares were issued. The shares are traded on the NASDAQ market. The stock opened at $10.00 per share. As of December 23, 1998, the stock was trading at $14.63 per share.


As of December 23, 1998, there are approximately 350 holders of record of the no par Common Stock of HHFC.

  Presented below are the high and low bid prices for the Corporation's common stock, as well as the amount of cash dividends paid on the common stock, for each quarter of fiscal 1998. Such values do not include retail markups, markdowns or commissions. Information relating to prices has been obtained by the Corporation from NASDAQ for fiscal 1998.

                                                                                  Cash
Fiscal year ending September 30, 1998                High             Low       Dividends
Quarter ending December 31, 1997                     $15.75         $12.00        $.11
Quarter ending March 31, 1998                        $15.75         $13.75        $.11
Quarter ending June 30, 1998                         $16.75         $14.75        $.11
Quarter ending September 30, 1998                    $15.31         $11.75        $.11


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference from Harvest Home Financial's 1998 Annual Report to Shareholders ("Annual Report"), the Managements Discussion and Analysis of which is included in Exhibit 13 as attached hereto.


Item 7.        Consolidated Financial Statements

     The financial statements required herein are incorporated by reference from the Annual Report, the financial statements of which are included in Exhibit 13 attached hereto.

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

                                    PART III




Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act


                                            POSITION WITH              DATE OF          TERMS
NAME                           AGE           HARVEST HOME              SERVICE          EXPIRE
John E. Rathkamp                55           President,                 1971              1999
                                             Secretary, Director,
                                             Managing Officer

Dennis J. Slattery              46           Executive Vice             1978                0
                                             President

Richard F. Hauck                69           Vice President,            1985              2000
                                             Director

Walter A. Schuch                81           Chairman of Board,         1955              2001
                                             Director

Thomas L. Eckert                75           Director                   1973              2000

Marvin J. Ruehlman              77           Director                   1955              2001

Herbert E. Menkhaus             70           Director                   1985              1999

George C. Eyrich                79           Director                   1954              1999





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

     Richard F. Hauck joined Baltimore Savings & Loan Co. as a Director in 1971 and became Secretary and Managing Officer in 1983. In 1985 Baltimore Savings & Loan Co. merged with Harvest Home and Mr. Hauck became Vice President and Director of Harvest Home. He is currently serving as a Director.

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

     To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation, all Section 16(a) filing requirements for officers, directors and greater than ten percent (10%) beneficial owners were complied with and the requisite Forms 5 were filed on November 14, 1997. All Section 16(a) filing requirements applicable to its officers, directors and greater than ten (10) percent beneficial owners were complied with the during the fiscal year ended September 30, 1998.


Item 10.      Executive Compensation

     The following table presents certain information regarding the cash and non cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer. No other executive officers received a salary and bonus in excess of $100,000 during the fiscal year ended September 30, 1998.



Name and Principal Position          Fiscal
                                    Year-End                Annual Compensation
                                                                                   All
                                                      Salary         Bonus        Other
John E. Rathkamp, President,
Secretary, Managing Officer           1996             $96,412       $2,380       $35,416

                                      1997            $100,350       $3,295       $77,952

                                      1998            $104,550       $3,875       $42,508

Item 11.     Security Ownership of Certain Beneficial Owners and Management


                           Amount and Nature              Percent of
Name and Address       of Beneficial Ownership        Shares Outstanding
John E. Rathkamp                 14,959                      1.7%
Dennis J. Slattery                7,475                       .8%
Richard F. Hauck                 11,983                      1.3%
Walter A. Schuch                 14,959                      1.7%
Thomas L. Eckert                 14,959                      1.7%
Marvin J. Ruehlman               14,959                      1.7%
Herb E. Menkhaus                 14,959                      1.7%
George C. Eyrich                 14,959                      1.7%

Total of all directors
and officers as a group         109,212                     11.7%



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



Date  December 28, 1998                  Date  December 28, 1998




By/s/Walter A. Schuch                     By/s/Thomas L. Eckert
  Walter A. Schuch                        Thomas L. Eckert
  Director                                     Director

Date  December 28, 1998                  Date  December 28, 1998



By/s/Marvin J. Ruehlman                   By/s/Herbert E. Menkhaus
  Marvin J. Ruehlman                      Herbert E. Menkhaus
  Director                                Director
Date  December 28, 1998                  Date  December 28, 1998



By/s/George C. Eyrich
  George C. Eyrich
  Director

Date  December 28, 1998

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION

3.1 Articles of Incorporation of Harvest Home Financial Corporation Incorporated by reference to the Registration Statement on Form S-1 filed by HHFC on February 26, 1994 (the "S-1") with the Securities and Exchange Commission (the "SEC"), Exhibit 3.1

3.2 Code of Regulations of Harvest Home Financial Corporation Incorporated by reference to the S-1, Exhibit 3.1

4                 Forms 10-QSB for the first three quarters of FY 1998

                  Incorporated by reference filed by HHFC on August 14, 1998; June 13, 1998; February 14, 1998

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

13                Portions of the 1998 Annual Report to Shareholders'

16 Letter of the Predecessor Accountant Incorporated by reference to the S-1, Exhibit 10

22                Subsidiary of Harvest Home Financial Corporation

27.1              1998 Financial Data Schedule

27.2              Restated 1997 Financial Data Schedule