Form 10QSB
period 1998-12-31
HARVEST HOME FINANCIAL CORP
filed 1999-02-16
CIK 919624

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1998
                               ----------------------------------------------

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

Yes   X                                                     No

As of February 11, 1999, the latest practicable date, 875,289 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 16 pages

                       Harvest Home Financial Corporation

                                      INDEX

                                                                         Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                     3

          Consolidated Statements of Earnings                                4

          Consolidated Statements of Other Comprehensive
            Income                                                           5

          Consolidated Statements of Cash Flows                              6

          Notes to Consolidated Financial Statements                         8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                        10

PART II - OTHER INFORMATION                                                 16

SIGNATURES                                                                  17


                       Harvest Home Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                            December 31,         September 30,
         ASSETS                                                                     1998                  1998
Cash and due from banks                                                          $ 1,890               $ 1,505
Federal funds sold                                                                 3,100                   200
Interest-bearing deposits in other financial institutions                          3,432                 1,182
                                                                                  ------                ------
        Cash and cash equivalents                                                  8,422                 2,887

Investment securities designated as available for sale - at market                 4,023                 4,032
Mortgage-backed securities designated as available for sale -
  at market                                                                       31,123                37,864
Loans receivable - net                                                            48,882                48,797
Office premises and equipment - at depreciated cost                                1,130                 1,117
Federal Home Loan Bank stock - at cost                                             1,635                 1,606
Accrued interest receivable on loans                                                 224                   257
Accrued interest receivable on mortgage-backed securities                            144                   173
Accrued interest receivable on investments and
  interest-bearing deposits                                                          119                    47
Prepaid expenses and other assets                                                     50                   114
                                                                                  ------                ------

         Total assets                                                            $95,752               $96,894
                                                                                  ======                ======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                         $64,854               $60,225
Advances from the Federal Home Loan Bank                                          20,000                25,850
Advances by borrowers for taxes and insurance                                        157                   119
Accrued interest payable                                                             112                   126
Other liabilities                                                                     62                   230
Accrued federal income taxes                                                          94                    65
Deferred federal income taxes                                                        155                   302
                                                                                  ------                ------
         Total liabilities                                                        85,434                86,917

Stockholders' equity
  Common stock - 2,000,000 shares of no par value authorized;
    991,875 shares issued                                                             -                     -
  Additional paid-in capital                                                       6,903                 6,903
  Retained earnings - restricted                                                   5,271                 5,191
  Shares acquired by Employee Stock Ownership Plan                                  (224)                 (301)
  Shares acquired by Recognition and Retention Plan                                 (194)                 (291)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                        13                    87
  Less 116,586 and 129,518 shares of treasury stock - at cost                     (1,451)               (1,612)
                                                                                  ------                ------
         Total stockholders' equity                                               10,318                 9,977
                                                                                  ------                ------

         Total liabilities and stockholders' equity                              $95,752               $96,894
                                                                                  ======                ======


                       Harvest Home Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                                                 1998              1997
Interest income
  Loans                                                                        $  953            $  892
  Mortgage-backed securities                                                      532               527
  Investment securities                                                            62               129
  Interest-bearing deposits and other                                              77                93
                                                                                -----             -----
         Total interest income                                                  1,624             1,641

Interest expense
  Deposits                                                                        743               745
  Borrowings                                                                      303               341
                                                                                -----             -----
         Total interest expense                                                 1,046             1,086

         Net interest income                                                      578               555

Provision for losses on loans                                                       3                 3
                                                                                -----             -----

         Net interest income after provision for losses on loans                  575               552

Other income
  Gain on sale of investment and mortgage-backed securities
    designated as available for sale                                               -                  6
  Other operating                                                                  20                16
                                                                                -----             -----
         Total other income                                                        20                22

General, administrative and other expense
  Employee compensation and benefits                                              224               217
  Occupancy and equipment                                                          70                71
  Federal deposit insurance premiums                                                9                 9
  Franchise taxes                                                                  31                29
  Other operating                                                                  54                60
                                                                                -----             -----
         Total general, administrative and other expense                          388               386
                                                                                -----             -----

         Earnings before income taxes                                             207               188

Federal income taxes
  Current                                                                         115                55
  Deferred                                                                        (45)                9
                                                                                -----             -----
         Total federal income taxes                                                70                64
                                                                                -----             -----

         NET EARNINGS                                                          $  137            $  124
                                                                                =====             =====

         EARNINGS PER SHARE
           Basic                                                                 $.16              $.14
                                                                                  ===               ===

           Diluted                                                               $.15              $.14
                                                                                  ===               ===



                       Harvest Home Financial Corporation

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

                     For the three months ended December 31,
                                 (In thousands)


                                                                            1998                1997
Net earnings                                                                $137                $124

Other comprehensive income, net of tax:
  Unrealized holding gain (loss) on securities during
    the period                                                               (74)                142

Reclassification adjustment for gains included in net earnings                -                   (4)
                                                                            ----                 ---

Comprehensive income                                                        $ 63                $262
                                                                             ===                 ===



                     The Harvest Home Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)
                                                                                   1998              1997
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                    $  137             $  124
  Adjustments to reconcile net earnings to
  net cash provided by (used in) operating
  activities:
    Amortization of deferred loan origination fees                                  (17)               (18)
    Depreciation and amortization                                                    15                 13
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                2                 (2)
    Provision for losses on loans                                                     3                  3
    Gain on sale of investment and mortgage-backed securities                        -                  (6)
    Amortization expense of stock benefit plans                                     174                186
    Federal Home Loan Bank stock dividends                                          (29)               (22)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                           33                 33
      Accrued interest receivable on mortgage-backed securities                      29                 25
      Accrued interest receivable on investments and interest-
        bearing deposits                                                            (72)               (31)
      Prepaid expenses and other assets                                              64                 26
      Accrued interest payable                                                      (14)                44
      Other liabilities                                                            (168)              (196)
      Federal income taxes
        Current                                                                      29                 59
        Deferred                                                                    (45)                 9
                                                                                  -----              -----
         Net cash provided by operating activities                                  141                247

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                              6,572              3,286
  Purchase of mortgage-backed securities                                             -              (2,569)
  Proceeds from maturity of investment securities                                    -               2,000
  Proceeds from sale of mortgage-backed securities                                   -                 343
  Principal repayments on loans                                                   3,066              3,133
  Loan disbursements                                                             (3,099)            (2,233)
  Purchase of office equipment                                                      (28)               (95)
                                                                                  -----              -----
         Net cash provided by investing activities                                6,511              3,865
                                                                                  -----              -----

         Net cash provided by operating and investing
           activities (balance carried forward)                                   6,652              4,112
                                                                                  -----              -----




                     The Harvest Home Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)
                                                                            1998              1997
         Net cash provided by operating and investing
           activities (balance brought forward)                           $6,652             $4,112

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                         4,629              1,492
  Proceeds from Federal Home Loan Bank advances                               -               3,000
  Repayment of Federal Home Loan Bank advances                            (5,850)            (5,175)
  Advances by borrowers for taxes and insurance                               38                 42
  Dividends on common stock                                                  (95)              (100)
  Purchase of treasury stock                                                  -                (336)
  Stock options exercised                                                    161                 -
                                                                           -----              -----
         Net cash used in financing activities                            (1,117)            (1,077)
                                                                           -----              -----

Net increase in cash and cash equivalents                                  5,535              3,035

Cash and cash equivalents at beginning of period                           2,887              5,264
                                                                           -----              -----

Cash and cash equivalents at end of period                                $8,422             $8,299
                                                                           =====              =====

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                   $1,060             $1,042
                                                                           =====              =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                  $   74             $  138
                                                                           =====              =====



                       Harvest Home Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        For the three month periods ended
                           December 31, 1998 and 1997


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Harvest Home Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and Harvest Home Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 28,252 unallocated ESOP shares, totaled 860,313 for the three month period ended December 31, 1998. Weighted average common shares outstanding, which gives effect to 37,826 unallocated ESOP shares, totaled 864,541 for the three month period ended December 31, 1997.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 890,234 for the three month period ended December 31, 1998, and 897,378 for the three month period ended December 31, 1997.

4.  Effects of Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

                       Harvest Home Financial Corporation

                        For the three month periods ended
                           December 31, 1998 and 1997


4.  Effects of Recent Accounting Pronouncements (continued)

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective October 1, 1998, as required, without material effect on the Corporation's financial statements.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

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


Discussion of Financial Condition Changes from September 30, 1998 to December 31, 1998

At December 31, 1998, the Corporation had total assets of $95.8 million, a decrease of $1.1 million, or 1.2%, from September 30, 1998. The decrease in assets consisted primarily of a $6.7 million decrease in mortgage-backed securities offset by a $5.5 million increase in cash and cash equivalents, and resulted from a $5.9 million decrease in advances from the Federal Home Loan Bank, which was partially offset by a $4.6 million increase in deposits.

Cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and investment securities increased by $5.5 million, to a total of $12.4 million at December 31, 1998. The increase in liquid assets was primarily the result of a $4.6 million increase in deposits.

Mortgage-backed securities decreased by $6.7 million, or 17.8%, to a total of $31.1 million at December 31, 1998, as compared to $37.8 million at September 30, 1998. Proceeds from repayments of mortgage-backed securities were utilized to repay advances from the Federal Home Loan Bank, as such securities were matched with these advances in leveraged purchase transactions during fiscal 1998 and 1997.

Loans receivable remained relatively constant, with loan disbursements of $3.1 million and principal repayments of $3.0 million. Loan origination volume during the 1998 period exceeded that of the 1997 period by $866,000, or 38.8%. Growth in loan originations year to year consisted primarily of loans secured by one- to four-family residential real estate.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1998 to December 31, 1998 (continued)

The Savings Bank's allowance for loan losses totaled $130,000 at December 31, 1998, and $127,000 at September 30, 1998. The allowance for loan losses is evaluated by management based upon an assessment of current and anticipated economic conditions applied to the loan portfolio, as well as, evaluating the quality of the portfolio. At December 31, 1998, the Corporation had $7,000 in nonperforming loans, as compared to $49,000 in nonperforming loans at September 30, 1998. Although management believes that its allowance for loan losses at December 31, 1998, was adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Harvest Home's results of operations.

Deposits totaled $64.9 million at December 31, 1998, an increase of $4.6 million, or 7.7%, over the $60.2 million of deposits outstanding at September 30, 1998. The increase primarily reflects growth in the six-month and one-year term certificates of deposit, as management maintained interest rates on these products slightly higher than those available in the overall market. Proceeds from such deposit growth were redeployed, subsequent to December 31, 1998, to fund purchases of short term investment securities and growth in the loan portfolio.

Advances from the Federal Home Loan Bank decreased by $5.9 million, or 22.6%, during the current period due to repayments resulting primarily from prepayments received on mortgage-backed securities which had been matched with such advances at inception.

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

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1998 to December 31, 1998 (continued)

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

As of December 31, 1998, the Savings Bank's regulatory capital substantially exceeded all minimum capital requirements.


Comparison of Operating Results for the Three Month Periods Ended December 31, 1998 and 1997

General

Net earnings for the three months ended December 31, 1998, totaled $137,000, an increase of $13,000, or 10.5%, from the comparable quarter in fiscal 1997. The increase in net earnings resulted primarily from a $23,000 increase in net interest income offset by a $2,000 increase in general, administrative and other expense, a $2,000 decrease in other income and a $6,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans totaled $953,000 for the three months ended December 31, 1998, an increase of $61,000, or 6.8%, due primarily to a $3.7 million increase in the average portfolio balance outstanding, partially offset by a decrease in the yield of approximately 10 basis points, to 7.81% for the quarter ended December 31, 1998. Interest income on mortgage-backed securities increased by $5,000, or .9%, due to an increase in the average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $83,000, or 37.4%. This decrease was primarily the result of a decrease in yields available on short term deposits year to year, coupled with a decrease in the average portfolio balance outstanding year to year.

Interest expense on deposits decreased by $2,000, or .3%, during the three months ended December 31, 1998. The decrease was primarily the result of a decrease in cost of deposits of approximately 25 basis points to 4.75% in the quarter ended December 31, 1998, offset by a $3.0 million increase in the average balance of deposits outstanding.

Interest expense on borrowings decreased by $38,000, or 11.1%, as a result of a $2.0 million decrease in the average balance outstanding, coupled with a 17 basis point decrease in the average cost of the advance.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1998 and 1997 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $23,000, or 4.1%, during the three months ended December 31, 1998, as compared to the three months ended December 31, 1997.

Other Income

Other income totaled $20,000 for the three months ended December 31, 1998, a decrease of $2,000 from the comparable 1997 quarter. This decrease was due to the absence of the gain on the sale of a mortgage-backed security, offset by a $4,000 increase in NOW account fees.

General, Administrative and Other Expense

General,  administrative and other expense increased by approximately $2,000, or
 .5%, during the three months ended December 31, 1998, as compared to 1997. This increase was primarily the result of a $7,000, or 3.2%, increase in employee compensation and benefits, a $2,000, or 6.9%, increase in franchise taxes, offset by a $6,000, or 10.0%, decrease in other operating expense. The increase in employee compensation and benefits resulted primarily from increased costs associated with stock benefit plans year to year.

Federal Income Taxes

The provision for federal income taxes increased by $6,000, or 9.4%, during the three months ended December 31, 1998, due primarily to an increase in earnings before income taxes of $19,000, or 10.1%. The Corporation's effective tax rates amounted to 33.8% and 34.0% during the three months ended December 31, 1998 and 1997, respectively.


Year 2000 Compliance Matters

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

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)

Harvest Home's primary data processing applications are handled by a third-party service bureau, NCR. NCR has advised Harvest Home that it has migrated to a fully Year 2000 compliant processing system that would be fully tested by January 1, 1999. Management has also reviewed Harvest Home's ancillary equipment and is in the process of providing the appropriate remedial measures, including requesting service providers to assure the Savings Bank that their systems and products are fully year 2000 compliant. Harvest Home is in the process of upgrading its existing teller operating system with a capital expense budget of $175,000.

No assurance can be given, however, that significant expense will not be incurred in future periods. In the unlikely event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Savings Bank's current systems, programs and equipment year 2000 compliant, the Savings Bank's net earnings and financial condition could be adversely affected.

Management has developed a contingency plan which includes access to an alternative processing site provided by NCR. Additionally, the Savings Bank can process transactions manually for a period of several weeks, if necessary, upon arrival of the year 2000.

In addition to possible expense related to its own systems, Harvest Home could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in Harvest Home's primary market area. Because Harvest Home's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Harvest Home's primary market area is not significantly dependent upon one employer or industry, Harvest Home does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                       Harvest Home Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On December 22, 1998, the Annual Meeting of the Corporation's Stockholders was held. Two directors (Marvin L. Ruehlman and Walter F. Schuch) were each elected to terms expiring in 2001 by the following votes:

                  For:  695,885                      Withheld:  17,781

          One other matter was submitted to the stockholders, for which the following vote was cast:

          Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended September 30, 1999.

                  For:  704,712                     Against:  3,954


ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:                None.

         Exhibit 27: Financial Data Schedule for the three month period ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    February 12, 1999             By: /s/John E. Rathkamp
      ------------------------             ------------------------------------
                                             John E. Rathkamp
                                             President, Chief Executive Officer
                                             and Secretary



Date:    February 12, 1999             By: /s/Dennis J. Slattery
      ------------------------             ------------------------------------
                                             Dennis J. Slattery
                                             Executive Vice President,
                                             Treasurer