Form 10QSB
period 1999-03-31
HARVEST HOME FINANCIAL CORP
filed 1999-05-17
CIK 919624

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1999
                               ------------------------------------------

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

Yes   X                                               No

As of May 12, 1999, the latest practicable date, 875,289 shares of the registrant's common stock, without par value, were issued and outstanding.









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


                       Harvest Home Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                        March 31,         September 30,
         ASSETS                                                                              1999                  1998
Cash and due from banks                                                                  $  1,256               $ 1,505
Federal funds sold                                                                            100                   200
Interest-bearing deposits in other financial institutions                                   1,630                 1,182
                                                                                          -------                ------
        Cash and cash equivalents                                                           2,986                 2,887

Investment securities designated as available for sale - at market                          5,992                 4,032
Mortgage-backed securities designated as available for sale -
  at market                                                                                39,077                37,864
Loans receivable - net                                                                     50,288                48,797
Office premises and equipment - at depreciated cost                                         1,119                 1,117
Federal Home Loan Bank stock - at cost                                                      1,663                 1,606
Accrued interest receivable on loans                                                          248                   257
Accrued interest receivable on mortgage-backed securities                                     176                   173
Accrued interest receivable on investments and
  interest-bearing deposits                                                                    69                    47
Prepaid expenses and other assets                                                             146                   114
                                                                                          -------                ------

         Total assets                                                                    $101,764               $96,894
                                                                                          =======                ======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $ 66,021               $60,225
Advances from the Federal Home Loan Bank                                                   25,000                25,850
Advances by borrowers for taxes and insurance                                                 108                   119
Accrued interest payable                                                                      129                   126
Other liabilities                                                                             114                   230
Accrued federal income taxes                                                                   63                    65
Deferred federal income taxes                                                                 111                   302
                                                                                          -------                ------
         Total liabilities                                                                 91,546                86,917

Stockholders' equity
  Common stock - 2,000,000 shares of no par value authorized;
    991,875 shares issued                                                                      -                     -
  Additional paid-in capital                                                                6,900                 6,903
  Retained earnings - restricted                                                            5,260                 5,191
  Shares acquired by Employee Stock Ownership Plan                                           (224)                 (301)
  Shares acquired by Recognition and Retention Plan                                          (194)                 (291)
  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                                (73)                   87
  Less 116,586 and 129,518 shares of treasury stock - at cost                              (1,451)               (1,612)
                                                                                          -------                ------
         Total stockholders' equity                                                        10,218                 9,977
                                                                                          -------                ------

         Total liabilities and stockholders' equity                                      $101,764               $96,894
                                                                                          =======                ======


                       Harvest Home Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                          Six months ended            Three months ended
                                                                              March 31,                    March 31,
                                                                         1999         1998            1999         1998
Interest income
  Loans                                                                $1,892       $1,781          $  938       $  889
  Mortgage-backed securities                                            1,055        1,038             523          511
  Investment securities                                                   139          229              76          100
  Interest-bearing deposits and other                                     159          198              83          105
                                                                        -----        -----           -----        -----
         Total interest income                                          3,245        3,246           1,620        1,605

Interest expense
  Deposits                                                              1,493        1,473             750          728
  Borrowings                                                              603          649             299          308
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,096        2,122           1,049        1,036
                                                                        -----        -----           -----        -----

         Net interest income                                            1,149        1,124             571          569

Provision for losses on loans                                               6            6               3            3
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          1,143        1,118             568          566

Other income
  Gain on sale of investment and mortgage-backed
    securities designated as available for sale                            -             6              -            -
   Other operating                                                         40           31              20           15
                                                                        -----        -----           -----        -----
         Total other income                                                40           37              20           15

General, administrative and other expense
  Employee compensation and benefits                                      454          455             230          238
  Occupancy and equipment                                                 150          147              81           76
  Federal deposit insurance premiums                                       18           18               9            9
  Franchise taxes                                                          60           61              28           32
  Other operating                                                         106          108              52           48
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                  788          789             400          403
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     395          366             188          178

Federal income taxes
  Current                                                                 243          76              128           21
  Deferred                                                               (109)          39             (64)          30
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       134          115              64           51
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  261       $  251          $  124       $  127
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.30         $.29            $.14         $.15
                                                                          ===          ===             ===          ===

           Diluted                                                       $.29         $.28            $.14         $.14
                                                                          ===          ===             ===          ===


                       Harvest Home Financial Corporation

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

                                 (In thousands)


                                                                          Six months                   Three months
                                                                        ended March 31,               ended March 31,
                                                                     1999           1998            1999           1998
Net earnings                                                         $261           $251            $124           $127

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                                (160)            60             (86)           (82)

Reclassification adjustment for realized gains
  included in earnings                                                 -              (4)             -              -
                                                                      ---            ---             ---            ---

Comprehensive income                                                 $101           $307            $ 38           $ 45
                                                                      ===            ===             ===            ===



                     The Harvest Home Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)

                                                                                   1999              1998
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                   $   261            $  251
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                  (24)              (34)
    Depreciation and amortization                                                    35                27
    Amortization of premiums and discounts on mortgage-backed
      securities and investment securities - net                                     12                 4
    Gain on sale of investment and mortgage-backed securities                        -                 (6)
    Amortization expense of stock benefit plans                                     210               193
    Provision for losses on loans                                                     6                 6
    Federal Home Loan Bank stock dividends                                          (57)              (45)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                            9                21
      Accrued interest receivable on mortgage-backed securities                      (3)                4
      Accrued interest receivable on investments and interest-
        bearing deposits                                                            (22)               59
      Prepaid expenses and other assets                                             (32)              (70)
      Accrued interest payable                                                        3                30
      Other liabilities                                                            (116)             (142)
      Federal income taxes
        Current                                                                      (2)               31
        Deferred                                                                   (109)               39
                                                                                 ------             -----
         Net cash provided by operating activities                                  171               368

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                 2,000              2,000
  Proceeds from sale of mortgage-backed securities                                   -                 343
  Principal repayments on mortgage-backed securities                             10,536             11,066
  Purchase of mortgage-backed securities                                        (11,963)           (12,371)
  Purchase of investment securities                                              (4,000)                -
  Principal repayments on loans                                                   6,099              5,333
  Loan disbursements                                                             (7,572)            (5,188)
  Purchase of office premises and equipment                                         (37)              (177)
  Purchase of Federal Home Loan Bank stock                                           -                (286)
                                                                                 ------             ------
         Net cash provided by (used in) investing activities                     (4,937)               720

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                        5,796              1,162
  Proceeds from Federal Home Loan Bank advances                                   8,000             14,500
  Repayment of Federal Home Loan Bank advances                                   (8,850)           (18,525)
  Advances by borrowers for taxes and insurance                                     (11)               (10)
  Dividends paid on common stock                                                   (192)              (198)
  Purchase of treasury stock                                                         -                (336)
  Stock options exercised                                                           122                 -
                                                                                 ------             ------
         Net cash provided by (used in) financing activities                      4,865             (3,407)
                                                                                 ------             ------

Net increase (decrease) in cash and cash equivalents                                 99             (2,319)

Cash and cash equivalents at beginning of period                                  2,887              5,264
                                                                                 ------             ------

Cash and cash equivalents at end of period                                      $ 2,986            $ 2,945
                                                                                 ======             ======


                     The Harvest Home Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the six months ended March 31,
                                 (In thousands)


                                                                                   1999              1998
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                         $  253            $  138
                                                                                  =====             =====

    Interest on deposits and borrowings                                          $2,093            $2,152
                                                                                  =====             =====


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                         $ (160)           $   56
                                                                                  =====             =====

                       Harvest Home Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six and three month periods ended March 31, 1999 and 1998


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Harvest Home Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and Harvest Home Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 28,252 unallocated ESOP shares, totaled 868,965 and 875,289 for the six and three month periods ended March 31, 1999. Weighted average common shares outstanding, which gives effect to 37,826 unallocated ESOP shares, totaled 861,101 and 861,303 for the six and three month periods ended March 31, 1998.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 897,309 and 906,216 for the six and three month periods ended March 31, 1999, and 895,351 and 897,342 for the six and three month periods ended March 31, 1998.

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

                       Harvest Home Financial Corporation

        For the six and three month periods ended March 31, 1999 and 1998


4.  Effects of Recent Accounting Pronouncements (continued)

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective October 1, 1998, as required, without material effect on the Corporation's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective October 1, 1998, as required, without material impact on the Corporation's financial statements.

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


Discussion of Financial Condition Changes from September 30, 1998 to March 31, 1999

At March 31, 1999, the Corporation had total assets of $101.8 million, an increase of $4.9 million, or 5.0%, from September 30, 1998. The increase in assets was funded primarily through growth in deposits of $5.8 million, partially offset by a decrease in borrowings of $850,000, and consisted primarily of a $1.2 million increase in mortgage-backed securities, a $2.0 million increase in investment securities, and a $1.5 million increase in loans receivable.

Cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and investment securities increased by $2.1 million, to a total of $9.0 million at March 31, 1999. The increase in liquid assets was primarily the result of a $5.8 million increase in deposits, offset by a $1.5 million increase in loans receivable and a $1.2 million increase in mortgage-backed securities.

Mortgage-backed securities increased by $1.2 million, or 3.2%, to a total of $39.1 million at March 31, 1999, as compared to $37.9 million at September 30, 1998. Purchases of $12.0 million during the 1999 six month period exceeded principal repayments of $10.5 million. During the most recent quarter, management purchased $8.0 million of long-term adjustable rate mortgage-backed securities with a yield of 5.95%. Such purchases were funded with proceeds from Federal Home Loan Bank advances. Proceeds from repayments of mortgage-backed securities were utilized to repay advances from Federal Home Loan Bank, as such securities were matched with these advances in leveraged purchase transactions during fiscal 1998 and 1997. The other $4.0 million of 5.50% fixed rate mortgage-backed securities purchased during the most recent quarter reflects managements decision to redeploy excess liquidity into higher yielding investments.

Loans receivable increased by $1.5 million, or 3.1%, to a total of $50.3 million at March 31, 1999. Loan origination volume during the 1999 period exceeded that of the 1998 period by $2.4 million, or 46.0%. Growth in loan originations year to year consisted primarily of loans secured by one- to four-family residential real estate.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1998 to March 31, 1999 (continued)

The Savings Bank's allowance for loan losses totaled $133,000 at March 31, 1999, and $127,000 at September 30, 1998. The allowance for loan losses is evaluated by management based upon an assessment of current and anticipated economic conditions applied to the loan portfolio, as well as, evaluating the quality of the portfolio. At March 31, 1999, the Corporation had $69,000 in nonperforming loans, as compared to $49,000 in nonperforming loans at September 30, 1998. Although management believes that its allowance for loan losses at March 31, 1999, was adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Harvest Home's results of operations.

Deposits totaled $66.0 million at March 31, 1999, an increase of $5.8 million, or 9.6%, over the $60.2 million of deposits outstanding at September 30, 1998. The increase primarily reflects growth in certificates of deposit, as management maintained interest rates on these products slightly higher than those available in the overall market. Proceeds from such deposit growth were redeployed, subsequent to March 31, 1999, to fund purchases of short term investment securities and growth in the loan portfolio.

Advances from the Federal Home Loan Bank decreased by $850,000, or 3.3%, during the current period due to repayments resulting primarily from prepayments received on mortgage-backed securities which had been matched with such advances at inception.

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


Discussion of Financial Condition Changes from September 30, 1998 to March 31, 1999 (continued)

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

As of March 31, 1999, the Savings Bank's regulatory capital substantially exceeded all minimum capital requirements.


Comparison of Operating Results for the Six Month Periods Ended March 31, 1999 and 1998

General

Net earnings for the six months ended March 31, 1999, totaled $261,000, an increase of $10,000, or 4.0%, over the comparable six month period in fiscal 1998. The increase in net earnings resulted primarily from a $25,000 increase in net interest income and a $3,000 increase in other income, which were partially offset by a $19,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans totaled $1.9 million for the six months ended March 31, 1999, an increase of $111,000, or 6.2%, over the six months ended March 31, 1998, due primarily to a $3.0 million increase in the average portfolio balance outstanding, partially offset by a decrease in the yield of approximately 2 basis points, to 7.67% for the six month period ended March 31, 1999. Interest income on mortgage-backed securities increased by $17,000, or 1.6%, due to a $2.0 million increase in the average portfolio balance outstanding year to year, partially offset by a 25 basis point decrease in the weighted-average yield.
Interest income on investment securities and other interest-earning assets decreased by $129,000, or 30.2%. This decrease was primarily due to a $3.2 million decrease in the weighted-average balance outstanding, coupled with a 35 basis point decrease in the weighted-average yield.

Interest expense on deposits increased by $20,000, or 1.4%, during the six months ended March 31, 1999. The increase was primarily the result of a $3.9 million increase in the average balance of deposits outstanding, offset by a decrease in cost of deposits of approximately 24 basis points to 4.69% for the six months ended March 31, 1999,

Interest expense on borrowings decreased by $46,000, or 7.1%, as a result of a $1.6 million decrease in the average outstanding balance of advances from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $25,000 or 2.2%, during the six months ended March 31, 1999, as compared to the six months ended March 31, 1998. The interest rate spread increased by 5 basis points during the six months ending March 31, 1999 to 2.08%, while the net interest margin increased by 1 basis point for the same period, amounting to 2.44%.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Six Month Periods Ended March 31, 1999 and 1998 (continued)

Other Income

Other income totaled $40,000 for the six months ended March 31, 1999, an increase of $3,000, or 8.1%, over the comparable 1998 six month period. This increase was primarily due to an increase in NOW account fees.

General, Administrative and Other Expense

General, administrative and other expense totaled $788,000 for the six months ended March 31, 1999, as compared to $789,000 for the same period in 1998, a decrease of $1,000, or .1%, generally reflecting management's continuing efforts to control operating costs.

Federal Income Taxes

The provision for federal income taxes totaled $134,000 for the six months ended March 31, 1999, an increase of $19,000, or 16.5%, due primarily to an increase in earnings before income taxes of $ 29,000, or 7.9%. The Corporation's effective tax rates amounted to 33.9% and 31.4% during the six months ended March 31, 1999 and 1998, respectively.


Comparison of Operating Results for the Three Month Periods Ended March 31, 1999 and 1998

General

Net earnings for the three months ended March 31, 1999, totaled $124,000, a decrease of $3,000, or 2.4%, from the comparable quarter in fiscal 1998. The decrease in net earnings resulted primarily from a $13,000 increase in the federal income tax provision, offset by a $2,000 increase in net interest income, a $5,000 increase in other income, and a $3,000 decrease in general, administrative and other expenses.

Net Interest Income

Interest income on loans totaled $938,000 for the three months ended March 31, 1999, an increase of $49,000, or 5.5%, due primarily to a $2.9 million increase in the average portfolio balance outstanding, partially offset by a decrease in the yield of approximately 4 basis points, to 7.57% for the quarter ended March 31, 1999. Interest income on mortgage-backed securities increased by $12,000, or 2.3%, due to a $346,000 increase in the average portfolio balance outstanding year to year, coupled with an 8 basis point increase in the weighted-average yield. Interest income on investment securities and other interest-earning assets decreased by $46,000, or 22.4%. This decrease was primarily the result of a $2.1 million decrease in the average portfolio balance outstanding, coupled with a 40 basis point decrease in the weighted-average yield.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1999 and 1998 (continued)

Net Interest Income (continued)

Interest expense on deposits increased by $22,000, or 3.0%, during the three months ended March 31, 1999. The increase was primarily the result of a $5.2 million increase in the average balance of deposits outstanding in the quarter ended March 31, 1999, offset by a decrease in cost of deposits of approximately 25 basis points to 4.58%.

Interest expense on borrowings decreased by $9,000, or 2.9%, as a result of a $3.4 million decrease in the average balance outstanding, offset by a 55 basis point increase in the average cost of advances outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2,000, or 0.4%, during the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The interest rate spread increased by 3 basis points to 2.08% for the current quarter, while the net interest margin declined by 2 basis points to 2.41% as compared to the same quarter in 1998.

Other Income

Other income totaled $20,000 for the three months ended March 31, 1999, an increase of $5,000, or 33.3%, from the comparable 1998 quarter. This increase was primarily due to an increase in NOW account fees.

General, Administrative and Other Expense

General, administrative and other expense decreased by approximately $3,000, or.7%, during the three months ended March 31, 1999, as compared to the same quarter in 1998. This decrease was primarily the result of an $8,000, or 3.4%, decrease in employee compensation and benefits, and a $4,000, or 12.5%, decrease in franchise taxes, offset by a $5,000, or 6.6%, increase in occupancy and equipment expense and a $4,000, or 8.3% increase in other operating expense.

Federal Income Taxes

The provision for federal income taxes increased by $13,000, or 25.5%, during the three months ended March 31, 1999, due primarily to an increase in earnings before income taxes of $10,000, or 5.6%. The Corporation's effective tax rates amounted to 34.0% and 28.7% during the three months ended March 31, 1999 and 1998, respectively.

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

Harvest Home's primary data processing applications are handled by a third-party service bureau, NCR. NCR has advised Harvest Home that it has migrated to a fully Year 2000 compliant processing system that has been fully tested as of January 1, 1999. Management has also reviewed Harvest Home's ancillary equipment and is in the process of providing the appropriate remedial measures, including requesting service providers to assure the Savings Bank that their systems and products are fully year 2000 compliant. Harvest Home is in the process of upgrading its existing teller operating system with a capital expense budget of $175,000.

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

         None.

ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:               None.

         Exhibit 27: Financial Data Schedule for the six month period ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       May 14, 1999                  By: /s/John E. Rathkamp
       -----------------------                --------------------------------
                                              John E. Rathkamp
                                              President, Chief Executive Officer
                                              and Secretary



Date:       May 14, 1999                  By: /s/Dennis J. Slattery
       -----------------------                --------------------------------
                                              Dennis J. Slattery
                                              Executive Vice President,
                                              Treasurer