Form 10QSB
period 1999-06-30
HARVEST HOME FINANCIAL CORP
filed 1999-08-16
CIK 919624

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1999
                               -----------------------------------------------

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

Yes   X                                                    No

As of August 9, 1999, the latest practicable date, 875,289 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 18 pages

                       Harvest Home Financial Corporation

                                      INDEX

                                                                       Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                  3

          Consolidated Statements of Earnings                             4

          Consolidated Statements of Comprehensive Income                 5

          Consolidated Statements of Cash Flows                           6

          Notes to Consolidated Financial Statements                      8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                     11

PART II - OTHER INFORMATION                                              17

SIGNATURES                                                               18


                       Harvest Home Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                         June 30,         September 30,
         ASSETS                                                                              1999                  1998
Cash and due from banks                                                                  $    801               $ 1,505
Federal funds sold                                                                            900                   200
Interest-bearing deposits in other financial institutions                                   2,306                 1,182
                                                                                          -------                ------
        Cash and cash equivalents                                                           4,007                 2,887

Investment securities designated as available for sale - at market                          5,970                 4,032
Mortgage-backed securities designated as available for sale -
  at market                                                                                35,600                37,864
Loans receivable - net                                                                     51,029                48,797
Office premises and equipment - at depreciated cost                                         1,212                 1,117
Federal Home Loan Bank stock - at cost                                                      1,692                 1,606
Accrued interest receivable on loans                                                          261                   257
Accrued interest receivable on mortgage-backed securities                                     161                   173
Accrued interest receivable on investments and
  interest-bearing deposits                                                                   154                    47
Prepaid expenses and other assets                                                             145                   114
Prepaid federal income taxes                                                                   22                    -
                                                                                          -------                ------

         Total assets                                                                    $100,253               $96,894
                                                                                          =======                ======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $ 66,597               $60,225
Advances from the Federal Home Loan Bank                                                   23,500                25,850
Advances by borrowers for taxes and insurance                                                  54                   119
Accrued interest payable                                                                      118                   126
Other liabilities                                                                             162                   230
Accrued federal income taxes                                                                   -                     65
Deferred federal income taxes                                                                  -                    302
                                                                                          -------                ------
        Total liabilities                                                                  90,431                86,917

Stockholders' equity
  Common stock - 2,000,000 shares of no par value authorized;
    991,875 shares issued                                                                      -                     -
  Additional paid-in capital                                                                6,900                 6,903
  Retained earnings - restricted                                                            5,290                 5,191
  Shares acquired by Employee Stock Ownership Plan                                           (224)                 (301)
  Shares acquired by Recognition and Retention Plan                                          (194)                 (291)
  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                               (499)                   87
  Less 116,586 and 129,518 shares of treasury stock - at cost                              (1,451)               (1,612)
                                                                                          -------                ------
         Total stockholders' equity                                                         9,822                 9,977
                                                                                          -------                ------

         Total liabilities and stockholders' equity                                      $100,253               $96,894
                                                                                          =======                ======


                       Harvest Home Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                         Nine months ended            Three months ended
                                                                              June 30,                     June 30,
                                                                         1999         1998            1999         1998
Interest income
  Loans                                                                $2,837       $2,698          $  945       $  917
  Mortgage-backed securities                                            1,595        1,506             540          468
  Investment securities                                                   224          329              85          100
  Interest-bearing deposits and other                                     229          259              70           61
                                                                        -----        -----           -----        -----
         Total interest income                                          4,885        4,792           1,640        1,546

Interest expense
  Deposits                                                              2,250        2,210             757          737
  Borrowings                                                              913          886             310          237
                                                                        -----        -----           -----        -----
         Total interest expense                                         3,163        3,096           1,067          974
                                                                        -----        -----           -----        -----

         Net interest income                                            1,722        1,696             573          572

Provision for losses on loans                                               9            9               3            3
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          1,713        1,687             570          569

Other income
  Gain on sale of investment and mortgage-backed
    securities designated as available for sale                            -            43              -            37
   Other operating                                                         61           46              21           15
                                                                        -----        -----           -----        -----
         Total other income                                                61           89              21           52

General, administrative and other expense
  Employee compensation and benefits                                      686          671             232          216
  Occupancy and equipment                                                 239          219              89           72
  Federal deposit insurance premiums                                       27           27               9            9
  Franchise taxes                                                          87           93              27           32
  Other operating                                                         148          163              42           55
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,187        1,173             399          384
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     587          603             192          237

Federal income taxes
  Current                                                                 199          158             (44)          82
  Deferred                                                                  1           38             110           (1)
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       200          196              66           81
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  387       $  407          $  126       $  156
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.44         $.47            $.14         $.18
                                                                          ===          ===             ===          ===

           Diluted                                                       $.43         $.45            $.14         $.17
                                                                          ===          ===             ===          ===



                       Harvest Home Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                           Nine months                 Three months
                                                                         ended June 30,                ended June 30,
                                                                     1999           1998            1999           1998
Net earnings                                                        $ 387           $407           $ 126           $156

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                                (586)           184            (426)           124

Reclassification adjustment for realized gains
  included in earnings                                                 -             (28)             -             (24)
                                                                     ----            ---            ----            ---

Comprehensive income (loss)                                         $(199)          $563           $(300)          $256
                                                                     ====            ===            ====            ===




                     The Harvest Home Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)

                                                                                                 1999              1998
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                 $   387            $  407
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                                (25)              (33)
    Depreciation and amortization                                                                  55                41
    Amortization of premiums and discounts on mortgage-backed
      and investment securities - net                                                              19                (7)
    Gain on sale of investment and mortgage-backed securities                                      -                (43)
    Amortization expense of stock benefit plans                                                   210               193
    Provision for losses on loans                                                                   9                 9
    Federal Home Loan Bank stock dividends                                                        (86)              (73)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                         (4)               (3)
      Accrued interest receivable on mortgage-backed securities                                    12               (16)
      Accrued interest receivable on investments and interest-
        bearing deposits                                                                         (107)              (27)
      Prepaid expenses and other assets                                                           (31)              (73)
      Accrued interest payable                                                                     (8)                5
      Other liabilities                                                                           (68)             (104)
      Federal income taxes
        Current                                                                                   (87)               67
        Deferred                                                                                    1                38
                                                                                               ------             -----
         Net cash provided by operating activities                                                277               381

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                                           13,381             16,367
  Purchase of mortgage-backed securities                                                      (11,963)           (21,984)
  Proceeds from sale of mortgage-backed securities                                                 -               1,884
  Purchase of investment securities                                                            (4,000)                -
  Proceeds from maturity of investment securities                                               2,000              2,000
  Principal repayments on loans                                                                 9,182              9,254
  Loan disbursements                                                                          (11,398)           (12,679)
  Purchase of Federal Home Loan Bank stock                                                         -                (286)
  Purchase of office equipment                                                                   (150)              (187)
                                                                                               ------             ------
         Net cash used in investing activities                                                 (2,948)            (5,631)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                      6,372                826
  Proceeds from Federal Home Loan Bank advances                                                 8,000             24,100
  Repayment of Federal Home Loan Bank advances                                                (10,350)           (22,600)
  Advances by borrowers for taxes and insurance                                                   (65)               (53)
  Dividends paid on common stock                                                                 (288)              (296)
  Purchase of treasury stock                                                                       -                (516)
  Stock options exercised                                                                         122                 -
                                                                                               ------             ------
         Net cash provided by financing activities                                              3,791              1,461
                                                                                               ------             ------

Net increase (decrease) in cash and cash equivalents                                            1,120             (3,789)

Cash and cash equivalents at beginning of period                                                2,887              5,264
                                                                                               ------             ------

Cash and cash equivalents at end of period                                                    $ 4,007            $ 1,475
                                                                                               ======             ======



                     The Harvest Home Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                                 1999              1998
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                                       $  295            $  182
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $3,171            $3,091
                                                                                                =====             =====


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                       $ (586)           $  156
                                                                                                =====             =====


                       Harvest Home Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the nine and three month periods ended June 30, 1999 and 1998


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Harvest Home Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended September 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and Harvest Home Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 20,337 unallocated ESOP shares, totaled 871,073 and 875,289 for the nine and three month periods ended June 30, 1999. Weighted average common shares outstanding, which gives effect to 28,252 unallocated ESOP shares, totaled 862,019 and 862,050 for the nine and three month periods ended June 30, 1998.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 910,516 and 899,498 for the nine and three month periods ended June 30, 1999, and 897,444 and 899,573 for the nine and three month periods ended June 30, 1998.

Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 39,443 and 24,209 for the nine and three months ended June 30, 1999 and 35,425 and 37,523 for the nine and three months ended June 30, 1998, respectively.

                       Harvest Home Financial Corporation

        For the nine and three month periods ended June 30, 1999 and 1998


4.  Effects of Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changed the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective October 1, 1998, as required, without material impact on the Corporation's financial statements.

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

                       Harvest Home Financial Corporation

        For the nine and three month periods ended June 30, 1999 and 1998


4.  Effects of Recent Accounting Pronouncements (continued)

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

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

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


Discussion of Financial  Condition  Changes from  September 30, 1998 to June 30,
1999

At June 30, 1999, the Corporation had total assets of $100.3 million, an increase of $3.4 million, or 3.5%, from September 30, 1998. The increase in assets was funded primarily through growth in deposits of $6.4 million, partially offset by a decrease in borrowings of $2.4 million, and consisted primarily of a $2.0 million increase in investment securities, and a $2.2 million increase in loans receivable, offset by a $2.3 million decrease in mortgage-backed securities.

Cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and investment securities increased by $3.1 million, to a total of $10.0 million at June 30, 1999. The increase in liquid assets was primarily the result of a $6.4 million increase in deposits, offset by a $2.2 million increase in loans receivable.

Mortgage-backed securities decreased by $2.3 million, or 6.0%, to a total of $35.6 million at June 30, 1999, as compared to $37.9 million at September 30, 1998. Principal repayments of $13.4 million during the 1999 nine month period exceeded purchases of $12.0 million. Proceeds from repayments of mortgage-backed securities were utilized to repay advances from Federal Home Loan Bank, as such securities were matched with these advances in leveraged purchase transactions during fiscal 1999 and 1998.

Loans receivable increased by $2.2 million, or 4.6%, to a total of $51.0 million at June 30, 1999. Loan origination volume of $11.4 million during the 1999 nine month period exceeded principal repayment on loans of $9.2 million.

The Savings Bank's allowance for loan losses totaled $136,000 at June 30, 1999, and $127,000 at September 30, 1998. The allowance for loan losses is evaluated by management based upon an assessment of current and anticipated economic conditions applied to the loan portfolio, as well as, evaluating the quality of the portfolio. At June 30, 1999, the Corporation had $79,000 in nonperforming loans, as compared to $49,000 in nonperforming loans at September 30, 1998. Although management believes that its allowance for loan losses at June 30, 1999, was adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Harvest Home's results of operations.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1998 to June 30, 1999 (continued)

Deposits totaled $66.6 million at June 30, 1999, an increase of $6.4 million, or 10.6%, over the $60.2 million of deposits outstanding at September 30, 1998. The increase primarily reflects growth in certificates of deposit, as management maintained interest rates on these products slightly higher than those available in the overall market. Proceeds from such deposit growth were redeployed, subsequent to June 30, 1999, to fund purchases of short term investment securities and growth in the loan portfolio.

Advances from the Federal Home Loan Bank decreased by $2.4 million, or 9.1%, during the current period due to repayments resulting primarily from prepayments received on mortgage-backed securities which had been matched with such advances at inception.

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

As of June 30, 1999, the Savings Bank's regulatory capital substantially exceeded all minimum capital requirements.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Nine Month Periods Ended June 30, 1999 and 1998

General

Net earnings for the nine months ended June 30, 1999, totaled $387,000, a decrease of $20,000, or 4.9%, from the comparable nine month period in fiscal 1998. The decrease in net earnings resulted primarily from a $14,000 increase in general, administrative and other expense, a $28,000 decrease in other income, and a $4,000 increase in federal income tax provision, which were partially offset by a $26,000 increase in the net interest income.

Net Interest Income

Interest income on loans totaled $2.8 million for the nine months ended June 30, 1999, an increase of $139,000, or 5.2%, over the nine months ended June 30, 1998, due primarily to a $4.1 million increase in the average portfolio balance outstanding, partially offset by a decrease in the yield of approximately 27 basis points, to 7.62% for the nine month period ended June 30, 1999. Interest income on mortgage-backed securities increased by $89,000, or 5.9%, due to a $4.2 million increase in the average portfolio balance outstanding year to year, partially offset by a 40 basis point decrease in the weighted-average yield.
Interest income on investment securities and other interest-earning assets decreased by $135,000, or 23.0%. This decrease was primarily due to a $990,000 decrease in the weighted-average balance outstanding, coupled with a 109 basis point decrease in the weighted-average yield.

Interest expense on deposits increased by $40,000, or 1.8%, during the nine months ended June 30, 1999. The increase was primarily the result of a $4.6 million increase in the average balance of deposits outstanding, offset by a decrease in cost of deposits of approximately 27 basis points to 4.64% for the nine months ended June 30, 1999,

Interest expense on borrowings increased by $27,000, or 3.0%, as a result of a $3.1 million increase in the average outstanding balance of advances from the Federal Home Loan Bank, partially offset by a 58 basis point decrease in the weighted-average cost of funds.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $26,000 or 1.5%, during the nine months ended June 30, 1999, as compared to the nine months ended June 30, 1998. The interest rate spread decreased by 8 basis points during the nine months ending June 30, 1999 to 2.03%, while the net interest margin decreased by 16 basis point for the same period, amounting to 2.39%.

Other Income

Other income totaled $61,000 for the nine months ended June 30, 1999, a decrease of $28,000, or 31.5%, from the comparable 1998 nine month period. This decrease was primarily due to the absence of the $43,000 gain on the sale of a mortgage-backed security recorded in the 1998 period, offset by an increase in NOW account fees.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Nine Month Periods Ended June 30, 1999 and 1998 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $1.2 million for the nine months ended June 30, 1999, an increase of $14,000, or 1.2%, over the same period in 1998, reflecting management's continuing efforts to control operating costs.

Federal Income Taxes

The provision for federal income taxes totaled $200,000 for the nine months ended June 30, 1999, an increase of $4,000, or 2.0%. The Corporation's effective tax rates amounted to 34.1% and 32.5% during the nine months ended June 30, 1999 and 1998, respectively.


Comparison of Operating Results for the Three Month Periods Ended June 30, 1999 and 1998

General

Net earnings for the three months ended June 30, 1999, totaled $126,000, a decrease of $30,000, or 19.2%, from the comparable quarter in fiscal 1998. The decrease in net earnings resulted primarily from a $31,000 decrease in other income and a $15,000 increase in general, administrative and other expenses, partially offset by a $15,000 decrease in the federal income tax provision.

Net Interest Income

Interest income on loans totaled $945,000 for the three months ended June 30, 1999, an increase of $28,000, or 3.1%, over the 1998 quarter, due primarily to a $3.4 million increase in the average portfolio balance outstanding, partially offset by a decrease in the yield of approximately 31 basis points, to 7.51% for the quarter ended June 30, 1999. Interest income on mortgage-backed securities increased by $72,000, or 15.4%, due to a $5.6 million increase in the average portfolio balance outstanding year to year, partially offset by a 12 basis point decrease in the weighted-average yield. Interest income on investment securities and other interest-earning assets decreased by $6,000, or 3.7%. This decrease was primarily the result of 96 basis point decrease in the weighted-average yield, offset by a $1.1 million increase in the average portfolio balance outstanding.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended June 30, 1999 and 1998 (continued)

Net Interest Income (continued)

Interest expense on deposits increased by $20,000, or 2.7%, during the three months ended June 30, 1999. The increase was primarily the result of a $6.2 million increase in the average balance of deposits outstanding in the quarter ended June 30, 1999, offset by a decrease in cost of deposits of approximately 34 basis points to 4.56%.

Interest expense on borrowings increased by $73,000, or 30.8%, as a result of a $4.7 million increase in the average balance outstanding, coupled with a 26 basis point increase in the average cost of advances outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1,000, or 0.2%, during the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. The interest rate spread decreased by 17 basis points to 2.00% for the current quarter, while the net interest margin declined by 27 basis points to 2.34% as compared to the same quarter in 1998.

Other Income

Other income totaled $21,000 for the three months ended June 30, 1999, a decrease of $31,000, or 59.6%, from the comparable 1998 quarter. This decrease was primarily due to the absence of the $37,000 gain on sale of a mortgage-backed security recorded in the 1998 period.

General, Administrative and Other Expense

General, administrative and other expense increased by approximately $15,000, or 3.9%, during the three months ended June 30, 1999, as compared to the same quarter in 1998. This increase was primarily the result of a $16,000, or 7.4%, increase in employee compensation and benefits, and a $17,000, or 23.6%, increase in occupancy and equipment expense, offset by a $5,000, or 15.6%, decrease in franchise taxes and a $13,000, or 23.6% decrease in other operating expense. The increase in employee compensation and benefits resulted primarily from normal merit increases and increased health insurance premiums. The increase in occupancy and equipment was due to an increase in data processing costs, including depreciation on the teller operating system upgrade completed this past quarter. The decrease in other operating expense was primarily due to management's continuing efforts to control costs.

Federal Income Taxes

The provision for federal income taxes decreased by $15,000, or 18.5%, during the three months ended June 30, 1999, due primarily to a decrease in earnings before income taxes of $45,000, or 19.0%. The Corporation's effective tax rates amounted to 34.4% and 34.2% during the three months ended June 30, 1999 and 1998, respectively.

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

Harvest Home's primary data processing applications are handled by a third-party service bureau, NCR. NCR has advised Harvest Home that it has migrated to a fully Year 2000 compliant processing system that has been fully tested as of January 1, 1999. Management has also reviewed Harvest Home's ancillary equipment and is in the process of providing the appropriate remedial measures, including requesting service providers to assure the Savings Bank that their systems and products are fully year 2000 compliant. Harvest Home has upgraded its existing teller operating system with capital expense of approximately $170,000.

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

          None.

ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:            None.

         Exhibit 27: Financial Data Schedule for the six month period ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 12, 1999                By: /s/John E. Rathkamp
                                            John E. Rathkamp
                                            President, Chief Executive Officer
                                            and Secretary



Date:    August 12, 1999                By: /s/Dennis J. Slattery
                                            Dennis J. Slattery
                                            Executive Vice President,
                                            Treasurer