Form 10KSB
period 1999-09-30
HARVEST HOME FINANCIAL CORP
filed 1999-12-17
CIK 919624

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities  Exchange Act of
  1934 For fiscal year ended September 30, 1999

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

 [X]  YES                                            [   ]  NO

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for the fiscal year ended September 30, 1999, were $6.6 million

       Based upon the bid price provided by the NASDAQ system, the aggregate market value of voting stock held by non-affiliates of the issuer on December 10, 1999 was $12.8 million.

       875,289 shares of issuer's common shares were issued and outstanding as of December 10, 1999, this total is net of 116,586 shares of issuer's common stock repurchased as treasury shares.




                       Page 1 of 43 sequentially numbered
pages.

                          Index to Exhibits on page 44.

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


Selected Financial
condition                                                            At September 30,
and other data:                         1999              1998              1997             1996           1995
                                                                   (Dollars in thousands)
Total amount of:
Assets                               $98,935           $96,894           $93,832          $78,718        $69,532
Cash and cash
  equivalents(1)                       2,849             2,887             5,264            1,708          2,313
Investment securities
  held to maturity - at cost              -                 -                 -                -          18,032
Investment securities
  available for sale -
  at market                            5,951             4,032             8,039           12,105             -
Mortgage-backed
  securities held to
  maturity - at cost                      -                 -                 -                -           9,009
Mortgage-backed securities
  available for sale -
  at market                           33,711            37,864            32,466           20,429             -
Loans receivable - net                52,790            48,497            45,229           42,267         38,245
Deposits                              66,220            60,225            58,786           57,958         56,425
Advances from the FHLB                22,600            25,850            24,000           10,000             -
Stockholders' equity                   9,653             9,977            10,344            9,725         12,706

Number of:
 Real estate loans
   outstanding                           925               919             1,054            1,038          1,000
 Deposit accounts                      7,055             6,879             6,946            7,078          7,164
 Full service
  offices                                  3                 3                 3                3              3

(1) Includes cash, federal funds sold and interest-bearing deposits in other financial institutions.


Summary of Earnings:
                                                                          Year Ended September 30,
                                                        1999           1998           1997            1996           1995
                                                                                 (In thousands)
Interest income                                       $6,482         $6,367         $5,983          $5,209         $4,872
Interest expense                                       4,211          4,143          3,689           2,969          2,569
                                                       -----          -----          -----           -----          -----
Net interest income                                    2,271          2,224          2,294           2,240          2,303
Provision for losses on loans                             12             12              9               1             12
                                                       -----          -----          -----           -----          -----
Net interest income after
  provision for losses on loans                        2,259          2,212          2,285           2,239          2,291

Other income                                              92            109             64              74             50
General, administrative
  and other expense                                    1,572          1,516          1,409           2,136          1,372
                                                       -----          -----          -----           -----          -----
Earnings before income taxes                             779            805            940             177            969
Federal income taxes                                     265            264            313              45            329
                                                       -----          -----          -----           -----          -----
Net earnings                                          $  514         $  541         $  627          $  132         $  640
                                                       =====          =====          =====           =====          =====




Selected Financial                                                            At September 30,
  ratios:                                           1999             1998          1997            1996            1995
Interest  rate spread  (difference  between
average  yield on  interest-earning
assets and average cost of interest-
bearing liabilities)                                1.96%           1.95%          2.17%          2.24%            2.48%

Net interest margin (net interest income
As a percentage of average
interest earning assets)                            2.35            2.45           2.76           3.07             3.27

Return on equity (net earnings divided
by average equity)                                  5.14            5.28           6.09           1.05             5.09

Return on assets (net earnings
divided by average total assets)                    0.51            0.58           0.73           0.18             0.89

Equity-to-assets ratio
(average equity divided
by average total assets)                           10.01           11.05          12.06          16.94            17.56

Loans loss reserve as a percentage
of non-performing loans                           556.00%         259.18%        121.05%         67.68%           76.92%


Lending Activities

       General. Harvest Home's primary lending activity is the origination of conventional mortgage loans for its own portfolio secured by one-to four- family residential properties located in Harvest Home's primary market area. To a lesser extent, loans for the construction of one- to four-family homes, mortgage loans on multifamily properties containing five units or more and nonresidential properties, and secured home equity loans are also offered by Harvest Home. In addition to mortgage lending, Harvest Home makes a limited amount of consumer loans secured by deposits.

       Loan  Portfolio   Composition.   The  following  table  presents  certain
information with respect to the composition of Harvest Home's loan portfolio at the dates indicated.

                                                                           At September 30,
                                                           1999                   1998                   1997
                                                               Percent                 Percent                 Percent
                                                              of total                of total                of total
                                                     Amount      loans       Amount      loans       Amount      loans
                                                                        (Dollars in thousands)
Type of Loan:
Residential real estate loans:
  Construction loans                                $ 5,964       11.3%    $ 4,663         9.6%     $ 1,513        3.4%
  1-4 family and multi-family (1)                    46,741       88.5      43,856        89.8       42,353       93.6

Nonresidential real estate and land                   3,085        5.8       3,024         6.2        2,554        5.7

Deposit accounts                                         20         .1          25          .1           45         .1
                                                     ------      -----      ------       -----       ------      -----
                                                     55,810      105.7      51,568       105.7       46,465      102.8
Less:
  Loans in process                                   (2,823)      (5.3)     (2,556)       (5.2)      (1,019)      (2.3)
  Deferred loan origination fees                        (58)      (0.1)        (88)       (0.2)        (102)      (0.2)
  Allowance for loan losses                            (139)      (0.3)       (127)       (0.3)        (115)      (0.3)
                                                     ------      -----      ------       -----       ------      -----

     Total Loans                                    $52,790      100.0%    $48,797       100.0%     $45,229      100.0%
                                                     ======      =====      ======       =====       ======      =====

Type of Security:
 Residential real estate:
  1-4 family                                        $50,527       95.7%    $47,152        96.6%     $42,464       93.9%
   Other dwelling                                     2,178        4.1       1,367         2.8        1,402        3.1
Nonresidential real estate                            3,085        5.8       3,024         6.2        2,554        5.7
Deposit accounts                                         20         .1          25          .1           45         .1
                                                     ------      -----      ------       -----       ------      -----
                                                     55,810      105.7      51,568       105.7       46,465      102.8

Less:
  Loans in process                                   (2,823)      (5.3)     (2,556)       (5.2)      (1,019)      (2.3)
  Deferred loan origination fees                        (58)      (0.1)        (88)       (0.2)        (102)      (0.2)
  Allowance for loan losses                            (139)      (0.3)       (127)       (0.3)        (115)      (0.3)
                                                     ------      -----      ------       -----       ------      -----

     Total Loans                                    $52,790      100.0%    $48,797       100.0%     $45,229      100.0%
                                                     ======      =====      ======       =====       ======      =====


                                                                 At September 30,
                                                         1996                    1995
                                                              Percent                 Percent
                                                             of total                of total
                                                    Amount      loans       Amount      loans
                                                             (Dollars in thousands)
Type of Loan:
Residential real estate loans:
  Construction loans                               $ 3,290        7.8%     $ 1,505       3.9%
  1-4 family and multi-family (1)                   38,210       90.4       34,002      88.9

Nonresidential real estate and land                  3,281        7.8        3,341       8.8

Deposit accounts                                        42         .1           83        .2
                                                    ------      -----       ------     -----
                                                    44,823      106.1       38,931     101.8
Less:
  Loans in process                                  (2,320)      (5.5)        (428)     (1.1)
  Deferred loan origination fees                      (125)      (0.3)        (148)     (0.4)
  Allowance for loan losses                           (111)      (0.3)        (110)     (0.3)
                                                    ------      -----       ------     -----

     Total Loans                                   $42,267      100.0%     $38,245     100.0%
                                                    ======      =====       ======     =====

Type of Security:
 Residential real estate:
  1-4 family                                       $39,978       94.6%     $34,117      89.2%
   Other dwelling                                    1,522        3.6        1,390       3.6
Nonresidential real estate                           3,281        7.8        3,341       8.8
Deposit accounts                                        42         .1           83        .2
                                                    ------      -----       ------     -----
                                                    44,823      106.1       38,931     101.8

Less:
  Loans in process                                  (2,320)      (5.5)        (428)     (1.1)
  Deferred loan origination fees                      (125)      (0.3)        (148)     (0.4)
  Allowance for loan losses                           (111)      (0.3)        (110)     (0.3)
                                                    ------      -----       ------     -----

     Total Loans                                   $42,267      100.0%     $38,245     100.0%
                                                    ======      =====       ======     =====






(1) Includes home equity lines of credit underwritten on the same basis as first mortgage loans.

         Loan maturity. The following table sets forth certain information as of September 30, 1999 regarding the dollar amount of loans maturing in Harvest Home's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                                  Due 3-5    Due 5-10    Due 10-20  Due 20 or
                                    Due during the years ended     years       years       years   more years
                                         September 30,             after       after       after      after
                                    2000      2001      2002      9/30/99     9/30/99     9/30/99    9/30/99       Total
                                                                     (In thousands)
Mortgage loans(1)(2)
 One to four family residential:
  Adjustable                      $1,480      $ 11      $  8         $160      $  624     $12,579     $6,270      $21,132

  Fixed                               19       486       247          441       5,154      17,282      2,746       26,375

Multi-family residential:
  Adjustable                          -         -         23           -          286       1,357        512        2,178

Non-residential                       30         5        95           -          882       2,073         -         3,085

Deposit account loans                 20        -         -            -           -           -          -            20
                                   -----       ---       ---          ---       -----      ------      -----       ------

Total loans                       $1,549      $502      $373         $601      $6,946     $33,291     $9,528      $52,790
                                   =====       ===       ===          ===       =====      ======      =====       ======


(1) Amounts shown are net of loans in process of $2,823,000, deferred loan origination fees of $58,000 and allowance for loan losses of $139,000.

(2)  Includes construction loans and land loans.

       The following table sets forth the dollar amount of all loans due after one year from September 30, 1999, which have predetermined interest rates and floating or adjustable interest rates:


                            Predetermined           Floating or
                                    Rates       adjustable rate            Total
                                                (In thousands)
Mortgage Loans:

One- to four-
family residential                $26,356               $19,652          $46,008

Multi-family
residential                            -                  2,178            2,178

Nonresidential                         -                  3,055            3,055
                                   ------                ------           ------

Total loans:                      $26,356               $24,885          $51,241
                                   ======                ======           ======


       One- to Four-Family Residential Real Estate Loans. The primary lending activity of Harvest Home has been the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Harvest Home's primary market area. In addition, Harvest Home makes second mortgage loans, as well as home equity lines of credit underwritten on the same basis as first mortgage loans. Harvest Home also has a small percentage of loans secured by property located outside its primary market area including a small percentage secured by real estate located in nearby southeastern Indiana. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

       Regulations limit the amount which Harvest Home may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. Within the parameters of such regulations, Harvest Home makes fixed rate loans on single family, owner occupied residences up to 80% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV") for terms not to exceed 20 years and adjustable-rate mortgage loans ("ARMs") up to 95% LTV not to exceed 30 years. Harvest Home does not require private mortgage insurance for such loans. Harvest Home also offers loans to low and moderate income borrowers for first time purchase of single family owner occupied residences. These loans can be obtained for up to 95% of the property's purchase price at a discounted fixed interest rate for a period of up to 25 years. No private mortgage insurance is required for any of these loan products.

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

       Harvest Home's one- to four-family residential real estate loan portfolio, including construction loans, was approximately $50.5 million at September 30, 1999, and represented 95.7% of total loans at such date. At such date, loans secured by one- to four-family residential real estate with outstanding balances of $25,000, or .1%, of the total one- to four-family residential real estate loan balance, were non-performing. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

       Multifamily Residential Real Estate Loans. In addition to loans on one- to four-family properties, Harvest Home makes loans secured by multi-family properties containing over four units. Multi-family loans generally have terms of up to 20 years and a maximum LTV of 80%. Such loans are currently made with adjustable interest rates.

       Multi-family lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Harvest Home attempts to reduce the risk associated with multi-family lending by evaluating the credit-worthiness of the borrower and the projected income from the project, and by obtaining personal guarantees on loans made to corporations and partnerships, and, where deemed necessary, Harvest Home obtains additional collateral. Harvest Home may require that borrowers agree to submit financial statements annually to enable Harvest Home to monitor the loan, although no such requirement existed until 1993.

       At September 30, 1999, Harvest Home had $2.2 million of multi-family residential real estate loans, representing 4.1% of total loans at that date. At such date, no such loans were non-performing.

       Construction Loans. Harvest Home makes construction loans for residential and non-residential real estate. Such loans are structured to become permanent loans upon completion of construction. Residential construction loans are offered at fixed rates for terms up to 20 years, and at adjustable rates up to 30 years. Non-residential construction loans are offered at adjustable rates for terms up to 20 years. The majority of the construction loans originated by Harvest Home are made to owner-occupants for construction of single family homes. These loans are typically one year in duration and require only interest payments until the loan becomes a permanent loan upon completion of construction. The remainder are made for non-owner occupied properties to builders for small projects, some of which have not been pre-sold, and to other small commercial developers.

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

     At September 30, 1999, Harvest Home had $6.0 million of construction loans, or 11.3% of its loan portfolio, none of which were delinquent.

     Nonresidential Real Estate Loans and Land Loans. Harvest Home also makes loans secured by nonresidential real estate consisting primarily of retail stores, warehouses, and office buildings. Such nonresidential loans are made only with adjustable rates of interest. Such loans have terms of up to 20 years and a maximum LTV of 75%. The largest loan of this type at September 30, 1999 had a principal balance of $468,600 and was secured by a retail shopping center and the residence of the borrower, both located in Harvest Home's primary market area.

     Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. Harvest Home has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property, and appraisals supporting the property's valuation. Harvest Home may require borrowers to agree to submit financial statements annually to allow Harvest Home to monitor the loan, although no such requirement existed until 1993.

     At September 30, 1999, Harvest Home had a total of $3.0 million invested in nonresidential real estate loans. Such loans comprised approximately 5.8% of
Harvest Home's total loans at such date. At such date, none of the nonresidential real estate loans were non-performing.

     Deposit Account Loans. Harvest Home makes consumer loans, exclusively to depositors on the security of their deposit accounts. Such loans are made at adjustable rates of interest, and the principal amount of the loan cannot exceed the face value of the pledged deposit. Interest is due quarterly, and principal is due on demand.

     At September 30, 1999, Harvest Home had approximately $20,000 or .1% of total loans, invested in deposit loans.

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

       Loan applications for permanent mortgage loans are taken by loan personnel. Harvest Home obtains a credit report, verification of employment, and other documentation concerning the credit-worthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by an independent fee appraiser approved by the Board of Directors. For residential properties, an environmental study is conducted only if the appraiser or management has reason to believe that an environmental problem may exist. For most nonresidential properties, an environmental report is required. For most multi-family and nonresidential mortgage loans, a personal guarantee is required. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to the Executive Committee and/or the Board of Directors for approval or rejection. Loan applications which do not exceed $200,000 generally can be approved by the Harvest Home's designated loan officer as long as the loan conforms to all underwriting requirements.

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

       Loan Originations, Purchases, and Sales. During the past several years, Harvest Home has been actively originating new fixed-rate and adjustable-rate loans. All loans originated during that period have been held in portfolio. Harvest Home has not sold a loan since 1984. Harvest Home does not process loans on forms accepted in the secondary market. Management believes other significant secondary market guidelines are followed. While there are no current plans to do so, Harvest Home may sell loans in the future if management deems it in the best interest of Harvest Home. Prior to 1981, Harvest Home originated mortgage loans only at fixed rates. Beginning in 1981, Harvest Home originated only adjustable-rate loans. In the late '80s, Harvest Home again began originating a limited amount of fixed-rate mortgage loans, up to maximum terms of 20 years, which are held in its portfolio in addition to ARMs.

       Harvest Home generally does not participate in loans originated by other institutions. Harvest Home will consider participation in loans if management deems it to be in the interest of Harvest Home. The following table presents Harvest Home's mortgage loan originations and mortgage-backed securities purchases and sales activity for the periods indicated:


                                                              Year Ended September 30,
                                           1999           1998           1997            1996           1995
                                                                  (In thousands)
Loans Originated:
  Construction                          $ 3,046        $ 1,540        $ 1,625        $  3,488        $   962
  1 to 4 Family                          10,768         11,256          6,271           7,082          5,466
  Home equity line
    of credit                               883            212            532             570            385
  5 or more units                           710            433             -              220             -
  Nonresidential real estate                431            438            485             844             -
  Deposit accounts                            6             43             -               56             85
                                         ------         ------         ------          ------          -----

Total loans originated                  $15,844        $13,922        $ 8,913         $12,260         $6,898
                                         ======         ======         ======          ======          =====

Mortgage-backed
securities purchased:
  Insured, guaranteed or
    collaterized mortgage-backed
    securities                          $11,967        $26,992        $18,205         $12,972         $2,013
                                         ======         ======         ======          ======          =====


Mortgage-backed securities sold         $    -         $ 1,878        $   141         $   267         $   -
                                         ======         ======         ======          ======          =====

       Federal Lending Limit. Regulations generally limit the aggregate amount that a savings bank can lend to one borrower to an amount equal to 15% of the savings bank's unimpaired capital and unimpaired surplus (collectively, "Unimpaired Capital"). A savings bank may loan to one borrower an additional amount not to exceed 10% of the association's Unimpaired Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying these limits, the regulations require that loans to certain related or affiliated borrowers be aggregated. Based on such limits, Harvest Home could have made loans in an aggregate principal amount of $1.5 million to one borrower at September 30, 1999. At that date, Harvest Home had no loans in excess of such limits.

       Loan Origination and Other Fees. Harvest Home realizes loan origination fee and other fee revenue from its lending activities, and also realizes income from late payment charges, and fees for other miscellaneous services.

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

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                September 30, 1999            September 30, 1998              September 30, 1997
                                               Percent                     Percent                             Percent
                                                    of                          of                                  of
                                                 total                       total                               total
                              Number    Amount   loans      Number   Amount  loans      Number     Amount        loans
                                                             (Dollars in thousands)
Days delinquent for: (1)

  30 - 59 days                    11      $506    0.96%          6     $290   0.60%         13       $461        1.02%

  60 - 89 days                     5       429    0.81           4      142   0.29           5        376        0.83

  90 days and over                 1        25    0.05           1       49   0.10           2         95        0.21
                                 ---      ----    ----         ---     ----   ----         ---       ----        ----

     Total delinquent
       loans                      17      $960    1.82%         11     $481   0.99%         20       $932        2.06%
                                  ==       ===    ====          ==      ===   ====          ==        ===        ====


1) At September 30, 1999, delinquencies include 15 one-to-four family residential loans with principal balances totaling $735,531, one multi-family residential loan with a principal balance of $195,122 and one nonresidential loan with a principal balance of $29,777.

         The following table sets forth the amounts and categories of Harvest Home's non-performing assets as indicated by the dates on the accrual status when they become past due 90 days or more.

                                                                        At September 30,
                                                      1999                     1998                 1997
                                                                     (Dollars in thousands)
Accruing loans
delinquent 90
days or more                                          $ -                      $ -                 $ -
                                                       ===                      ===                 ===

Loans accounted for on a nonaccrual basis:

Real Estate:

  Residential                                           25                       49                   64

  Nonresidential                                        -                        -                    31

  Deposit account                                       -                        -                    -
                                                       ---                      ---                  ---

Total nonaccrual loans                                  25                       49                   95

Other non-performing assets                             -                        -                    -
                                                       ---                      ---                  ---

Total non-performing assets                           $ 25                     $ 49                 $ 95
                                                       ===                      ===                  ===

Total non-performing
assets as a percentage
of total assets                                       .03%                      .05%                 .10%

Specific loan loss
allowance                                             $ -                      $ -                  $ -


General loan loss
allowance (unallocated
as to any specific
loan type)                                             139                      127                  115
                                                       ---                      ---                  ---

Total loan loss allowance                             $139                     $127                 $115
                                                       ===                      ===                  ===

Loan loss allowance
as a percent of
non-performing loans                                 556.0%                   259.2%               121.1%


Loan loss allowance as
a percent of non-
performing assets                                    556.0%                   259.2%               121.1%


         Harvest Home had one non-performing loan at both September 30, 1999 and 1998. During the periods shown, Harvest Home had no restructured loans within the meaning of SFAS No. 114.

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

         The aggregate amounts of Harvest Home's classified assets at the dates indicated were as follows:

                                                At September 30,
                                  1999                1998                 1997
                                                (In thousands)
Substandard                       $524                $228                 $219

Doubtful                            -                   -                    -

Loss                                -                   -                    -
                                   ---                 ---                  ---

Total classified
assets                            $524                $228                 $219
                                   ===                 ===                  ===

         Federal and state examiners are authorized to classify a savings bank's assets. If a savings bank does not agree with an examiner's classification of an asset, it may appeal to regulatory authorities.

         Allowance for Loan Losses. The Board of Directors reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of non-performing assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 1999, 1998, and 1997, Harvest Home's allowance for loan losses totaled $139,000, $127,000 and $115,000, respectively, none of which was allocated to a particular type of loan at any such dates. Due to the absence of any material loss on any loan in recent years, the Board of Directors of Harvest Home does not believe such a specific allocation is necessary.

         The following table sets forth an analysis of Harvest Home's allowance for losses on loans for the periods indicated. Harvest Home had no recoveries during such periods.

                                                  For the year ended September 30,
                                            1999              1998             1997
                                                    (Dollars in thousands)
                                                                                C>
Balance at
beginning of year                           $127              $115             $111

Loans charged-off                             -                 -                (5)

Recoveries                                    -                 -                -

Provision for losses
on loans (charged to
operations)                                   12                12                9
                                             ---               ---              ---

Balance at end of period                    $139              $127             $115
                                             ===               ===              ===

Ratio of allowance for
losses on loans to
non-accrual loans                          556.0%           259.2%            121.1%

Ratio of allowance
for losses on loans
to total loans                              0.26%            0.25%             0.25%


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

         Harvest Home's adjustable rate mortgage-backed securities are guaranteed as to principal and interest by FNMA and FHLMC. At September 30, 1999, $24.0 million, or 71.2% of Harvest Home's mortgage-backed securities were adjustable rate.

         CMO/REMICs are securities derived by reallocating cash flows from mortgage backed securities or pools of mortgage loans in order to create multiple classes, or tranches of securities with coupon rates that differ from the underlying collateral as a whole. Harvest Home invests in these securities as an interest rate sensitive investment portfolio alternative to mortgage loans. As of September 30, 1999, Harvest Home's CMO/REMICS totaled $26.8 million, or 79.5%, of the mortgage-backed securities portfolio. All of the CMO/REMICs owned by Harvest Home are insured or guaranteed directly, or indirectly, through mortgage-backed securities underlying the obligations by FNMA or FHLMC. CMOs and REMICs can be classified by federal regulators under certain economic scenarios as "high risk" derivatives and are therefore potentially subject to forced divestiture. However, due to the nature of Harvest Home's investments, i.e., relatively short-term to maturity, the probability of such occurrence is viewed by management as remote.

         At September 30, 1999, HHFC's investment and market value information of mortgage-backed securities designated as available for sale was comprised of the following:

                                                  Gross          Gross
                              Amortized      Unrealized     Unrealized         Market
                                   Cost           Gains         Losses          Value
                                                 (In thousands)
FHLMC participation
certificates                    $ 4,901            $ -          $  128        $ 4,773

FHLMC CMOs                       22,236              -             858         21,378

FNMA participation
certificates                      2,158               2             52          2,108

FNMA CMOs                         5,420              33              1          5,452
                                 ------             ---          -----         ------

                                $34,715            $ 35         $1,039        $33,711
                                 ======             ===          =====         ======


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

The following table sets forth the composition of HHFC's interest-bearing deposits and investment portfolio at the dates indicated:

                                                                     September 30,
                                   1999                                  1998                                 1997
                  Amortized     % of  Market     % of Amortized      % of   Market     % of   Amortized    % of    Market      % of
                       Cost    Total   Value    Total      Cost     Total    Value    Total        Cost   Total     Value     Total
                                                                 (Dollars in thousands)
Investment
Securities:

U.S. Gov't
& Agency
obligations          $6,000    65.0%  $5,951    64.8%    $4,005     57.2%   $4,032    57.4%    $  7,972   57.4%  $  8,039    57.6%

Other
investments:

Interest-
bearing
deposits
in other
financial
institutions          1,402    15.2    1,402    15.3      1,182     16.9%    1,182    16.8%       2,106   15.1%     2,106    15.1%
Federal funds
sold                    100     1.1      100     1.1        200      2.9%      200     2.8%       2,600   18.7%     2,600    18.6%


Federal Home
Loan Bank
Stock                 1,723    18.7    1,723    18.8      1,606     23.0%    1,606    23.0%       1,219    8.8%     1,219     8.7%
                      -----   -----    -----   -----      -----    -----     -----   -----       ------  -----     ------   -----


Total investment
  securities,
  interest-bearing
  deposits and
  other              $9,225   100.0%  $9,176   100.0%    $6,993    100.0%   $7,020   100.0%     $13,897  100.0%   $13,964   100.0%
                      =====   =====    =====   =====      =====    =====     =====   =====       ======  =====     ======   =====

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for Harvest Home's investment securities at September 30, 1999. All of such securities mature in three years or less.

                                           At September 30, 1999
                           One year or Less                  One to Five Years
                      Amortized          Average         Amortized       Average
                           Cost            Yield              Cost         Yield
                                           (Dollars in thousands)
U.S. Government
and agency
securities                  $-            $-                $6,000             5.50%
                             ==            ==                =====             ====





                                                     At September 30, 1999
                                                Total Investment Securities
                          Average Life        Amortized              Fair                Weighted
                              In Years             Cost             Value           Average Yield
                                                  (Dollars in thousands)

U.S. Government
and agency
securities                       1.5             $6,000            $5,951                    5.50%
                                 ===              =====             =====                    ====


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

         Deposits. Deposits are attracted principally from within Harvest Home's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, Super NOW accounts, money market deposit accounts, regular passbook savings accounts, term certificate accounts, and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management of Harvest Home based on Harvest Home's liquidity requirements, growth goals, and interest rates paid by competitors. Harvest Home has never used brokers to attract deposits.

         At September 30, 1999, Harvest Home's certificates of deposit totaled $47.0 million, or 71.0% of total deposits. Of such amount, approximately $34.4 million in certificates of deposit will mature within one year. Based on past experience and Harvest Home's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Harvest Home at maturity. If there is a significant deviation from historical experience, Harvest Home can utilize borrowings from the FHLB of Cincinnati as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Harvest Home at the dates indicated:


                                                                    At September 30,
                                        1999                             1998                             1997
                                              Percent                          Percent                          Percent
                                             of total                         of total                         of total
                                Amount        deposit            Amount        deposit            Amount        deposit
                                                                 (Dollars in thousands)
Transaction
accounts:

  NOW accounts(1)              $ 3,806           5.7%           $ 3,208           5.3%           $ 2,699           4.6%
  Super NOW
    accounts(1)                    405            .6                253            .4                300            .5
  Passbook
    savings(2)                  10,437          15.8              9,494          15.8              9,143          15.6
  Money market
    deposit
    account(3)                   4,534           6.9              4,107           6.8              4,332           7.4
                                ------         -----             ------         -----             ------         -----

     Total transaction
       accounts                 19,182          29.0             17,062          28.3             16,474          28.1

Certificates
of Deposit(4):

  4.00-5.99%                    42,304          63.9             38,275          63.6             38,031          64.7
  6.00-7.99%                     4,734           7.1              4,888           8.1              4,281           7.2
                                ------         -----             ------         -----             ------         -----

     Total certificates
       of deposit               47,038          71.0             43,163          71.7             42,312          71.9
                                ------         -----             ------         -----             ------         -----

Total deposits                 $66,220         100.0%           $60,225         100.0%           $58,786         100.0%
                                ======         =====             ======         =====             ======         =====

1) Harvest Home's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At September 30, 1999, 1998, and 1997, the weighted average rates on NOW accounts were 1.84%, 1.84% and 2.69%, respectively. At September 30, 1999, 1998, and
     1997, the weighted average rates of Super NOW accounts was 2.75%.
2) Harvest Home's weighted average interest rate paid on passbook accounts fluctuates with the general movement of interest rates. At September 30, 1999, 1998, and 1997, the weighted average rates on passbook accounts were 2.53%, 2.53% and 2.79%, respectively.
3) Harvest Home's weighted average interest rate paid on money market deposit accounts fluctuates with the general movement of interest rates. At September 30, 1999, 1998, and 1997, the weighted average rates on money market accounts was 3.00%.
4)   IRAs are generally offered under certificate of deposit programs.

         The following table shows interest rate and original contractual maturity information for Harvest Home's certificates of deposit as of September 30, 1999:

                                            Over 1         Over 2
                          Up to one      year to 2     years to 3          Over 3
                               year          years          years           years          Total
                                                     (In thousands)
4.00 - 5.99%                $30,622         $6,922         $1,191          $3,569        $42,304
6.00 - 7.99%                  3,750            984             -               -           4,734
                             ------          -----          -----           -----         ------

Total certificates
of deposit                  $34,372         $7,906         $1,191          $3,569        $47,038
                             ======          =====          =====           =====         ======

         The following table presents the amount of Harvest Home's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1999:

       Maturity                                         At September 30, 1999
                                                               (In thousands)
  Three months or less                                                $   743
  Over 3 months to 6 months                                               511
  Over 6 months to 12 months                                            1,425
  Over 12 months                                                        1,440
                                                                        -----

         Total                                                         $4,119
                                                                        =====


         The following table sets forth Harvest Home's deposit account balance activity for the periods indicated:


                                             Year ended September 30,
                                      1999             1998              1997
                                              (Dollars in thousands)
Beginning balance                  $60,225          $58,786           $57,958
Deposits                            75,155           65,375            58,930

Withdrawals                        (72,135)         (66,862)          (60,904)

Interest credited                    2,975            2,926             2,802
                                    ------            -----             -----

Ending balance                     $66,220          $60,225           $58,786
                                    ======           ======            ======

Net increase                       $ 5,995          $ 1,439           $   828

Percent increase                      9.95%            2.45%             1.43%


         Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Harvest Home is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, a bank must meet certain qualifications to be eligible for FHLB advances. All standards required are currently met by Harvest Home. Harvest Home is a member of the FHLB and is required to own capital stock in the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable and range of maturity. The FHLB may prescribe the acceptable uses for these advances as well as limitations on the size of the advances and repayment provisions.

         The following table sets forth certain information as to Harvest Home's FHLB advances at the date indicated:

                                                     At September 30,
                                         1999              1998             1997
                                                  (Dollars in thousands)
FHLB advances                         $22,600           $25,850          $24,000

Weighted average interest rate
of FHLB advances                         5.23%            5.26%             5.82%

         The following table sets forth the maximum balance and average balance of FHLB advances during the periods indicated:

                                                 Year ended September 30,
                                        1999              1998             1997
                                                 (Dollars in thousands)
Maximum Balance:
FHLB advances                        $26,000           $25,850          $24,000

Average Balance:
FHLB advances                         23,827            21,738           15,615

Weighted average interest rate
Of FHLB advances                        5.08%            5.62%             5.78%



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

         Savings banks have historically presented a gap analysis as a measure of interest rate risk. The gap analysis presents the projected maturities and periods to repricing of a savings bank's rate sensitive assets and liabilities. Harvest Home's cumulative one-year gap, which represents the difference between the amount of interest sensitive assets maturing or repricing in one year and the amount of interest sensitive liabilities maturing or repricing in the same period was 1.7% at September 30, 1999. A positive cumulative gap indicates that interest sensitive assets exceed interest sensitive liabilities at a specific date. In a rising interest rate environment, institutions with positive maturity gaps generally experience a more rapid increase in interest income earned on assets than the interest expense paid on liabilities. Conversely, in an environment of falling interest rates, interest income earned on assets will generally decrease more rapidly than the interest expense paid on liabilities. A negative gap will have the opposite effect.

         The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1999, which are expected to reprice or mature in each of the future periods shown. The analysis of this interest-rate sensitivity, which is prepared quarterly by a financial advisory firm, Performance Analysis, Inc., for Harvest Home, incorporates the assumptions set forth in the footnotes of the following table.

                                                  Six
                                  Within       Months
                                    Six        to One          1-3           3-5         5-10      Over 10
                                  Months         Year        Years         Years        Years        Years        Total
Interest-earning assets

Loans

  Adjustable Rate(1)            $  6,173      $13,235     $     -        $    -        $   -        $   -       $19,408

  Fixed Rate(2)                    2,842        2,491        6,686         4,718        6,872        3,039       26,648

  Non-Residential
    Adjustable Rate(1)             1,742        3,630           -             -            -            -         5,372

  Other Loans
    Home Equity                    1,480           -            -             -            -            -         1,480

    Consumer                          20           -            -             -            -            -            20

Investments(3)                     1,823           -         6,000            -            -            -         7,823

Mortgage-backed securities        27,628        2,442        4,645            -            -            -        34,715
                                  ------      -------      -------        ------        -----        -----       ------

TOTAL RATE
SENSITIVE ASSETS                  41,708       21,798       17,331         4,718        6,872        3,039       95,466

Interest-bearing
liabilities

Deposits

  Certificates of Deposit (4)      9,502       24,871        9,097         3,570           -            -        47,040

  Money Market Deposits (5)          649          562        1,591           895          877          273        4,847

  NOW Accounts                       564          489        1,382           777          762          237        4,211

  Passbook Accounts                1,370        1,186        3,355         1,887        1,851          575       10,224

FHLB Advances                     19,100        3,500           -             -            -            -        22,600
                                  ------      -------      -------        ------        -----        -----       ------


TOTAL RATE
SENSITIVE LIABILITIES             31,185       30,608       15,425         7,129        3,490        1,085       88,922
                                  ------       ------       ------        ------        -----        -----       ------


Interest Sensitivity
Gap                              $10,523     $ (8,810)    $  1,906       $(2,411)      $3,382       $1,954     $  6,544
                                  ======      =======      =======         =====        =====        =====      =======

Cumulative Interest Rate
Sensitivity Gap                  $10,523     $  1,713     $  3,619        $1,208       $4,590       $6,544     $  6,544
                                  ======      =======      =======         =====        =====        =====      =======

Cumulative Interest Rate
Sensitivity Gap as a Percent
of Total Assets                    10.64%        1.73%         3.66%        1.22%        4.64%         6.61%        6.61%
                                   =====         ====          ====         ====         ====          ====         ====

(Footnotes on next page)

--------------------------------------------------

1) Includes all adjustable rate mortgage loans and mortgage-backed securities based on contractual term to repricing.

2) Includes all fixed-rate mortgage loans and mortgage-backed securities which are assumed to reprice in accordance with prepayment assumptions supplied by Harvest Home's asset/liability management software provider. Such prepayment assumptions have been derived from prepayment assumption models previously utilized by the OTS.

3) Includes all investment securities, interest-bearing deposits and federal funds sold.

4) Certificates of deposit are shown repricing based on contractual terms to maturity.

5) Based on assumptions supplied by Harvest Home's asset/liability management provider, money market deposits, NOW accounts and passbook accounts are assumed to decay over a five-year period.

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


                                                            Year ended September 30,
                                                    1999               1998                1997
Weighted average yield on loan portfolio           7.49%               7.70%               7.87%

Weighted average yield on mortgage-
backed securities                                  5.86                6.24                6.38

Weighted average yield on investment
securities                                         5.97                6.81                6.86

Weighted average yield on other
interest-earning assets                            5.74                6.17                5.57

Weighted average yield on all
interest-earning assets                            6.70                7.02                7.19

Weighted average interest rate
paid on deposits                                   4.61                4.87                4.81

Weighted average interest rate
paid on borrowings                                 5.08                5.26                5.82

Weighted average rate on all
interest-bearing liabilities                       4.74                5.07                5.02

Interest rate spread
(spread between weighted average
interest rate on all
interest-bearing assets and all
interest-bearing liabilities)                      1.96                1.95                2.17

Net yield (net interest income
as a percentage of average
interest-earning assets                            2.35%               2.45%               2.76%


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

Transactions with Affiliates

         Transactions with affiliates must be substantially the same, or at least favorable to, the savings institution or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. In addition to the restrictions imposed by Section 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities that are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes, or similar obligations of any affiliate, except for affiliates that are subsidiaries of the savings institution.

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

         The following is a summary of Harvest Home's regulatory capital at September 30, 1999:

                                                        At September 30, 1999

Total Capital to Risk-Weighted Assets                          $9,876
Tier I Capital to Risk-Weighted Assets                         $9,737
Tier I Leverage Ratio                                          $9,737

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") required each federal banking agency, including the FDIC, to revise its risk-based capital standards within 18 months of enactment of the statute to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. In September 1993, the FRB, the FDIC and the Office of the Comptroller of the Currency issued a joint proposed rulemaking implementing these revisions with respect to interest rate risk. Under the proposed rules, an institution's assets, liabilities, and off-balance sheet positions would be weighted by risk factors that approximate the instruments' price sensitivity to a 200 basis point change in interest rates. Institutions with interest rate risk exposure in excess of a threshold level could be required to hold additional capital proportional to that risk, based either on an automatic formula to be integrated with the risk-based capital requirements or on more subjective recommendations of a bank's examiner. In August 1992, the regulatory agencies requested comments on how the risk-based capital guidelines of each agency may be revised to take account of concentration of credit risk and the risk of nontraditional activities. The agencies indicated in September 1993 that separate rulemaking proposals on those areas would be forthcoming. Management cannot assess at this point the impact the proposal would have on the capital requirements of Harvest Home.

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

Federal Home Loan Banks

         The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Harvest Home is a member of the FHLB of Cincinnati, and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Harvest Home's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Harvest Home is in compliance with this requirement, with an investment in FHLB of Cincinnati stock having a book value of $1.7 million at September 30, 1999.

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

FedICIA

         FedICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At September 30, 1999, Harvest Home was categorized as "well capitalized."

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

FRB Regulations

         Reserve Requirements. FRB regulations require savings and loan associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. Such regulations generally require that reserves of 3% be maintained against deposits in transaction accounts up to a specified amount, presently $46.5 million (subject to an exemption of up to $4.9 million), and that reserves of 10% be maintained against the portion of total transaction accounts in excess of $46.5 million. These percentages are subject to adjustment by the FRB. At September 30, 1999, Harvest Home was in compliance with its reserve requirements.

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

         At September 30, 1999, HHFC was in compliance with this requirement.

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

Taxation

Federal Taxation

         HHFC and Harvest Home are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, HHFC and Harvest Home may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. HHFC's average gross receipts for the three tax years ending on September 30, 1999 is $576,000, and, as a result, HHFC does qualify as a small corporation exempt from the alternative minimum tax. Harvest Home's average gross receipts for the three tax years ending on September 30, 1999, is $6.4 million, and, as a result, Harvest Home does not qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Harvest Home, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years prior to 1996, Harvest Home generally used the percentage of taxable income method.

         The Act eliminated the percentage of taxable income method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Harvest Home, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that began after December 31, 1995, and before January 1, 1998, if a thrift met the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift met the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Harvest Home to HHFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Harvest Home for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1999, the pre-1988 reserves of Harvest Home for tax purposes totaled approximately $1.3 million. Harvest Home believes it had approximately $4.5 million of accumulated earnings and profits for tax purposes as of September 30, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Harvest Home will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Harvest Home have been audited or closed without audit through fiscal year 1995. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Harvest Home.

Ohio Taxation

         HHFC is subject to the Ohio corporation franchise tax, which, as applied to HHFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or
(ii) .400% times taxable net worth.

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

         Harvest Home is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which was imposed annually at a rate of 1.5% (for years prior to 1999) of the taxable book net worth of Harvest Home determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions is computed as 1.4% of the taxable book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the taxable book net worth. As a "financial institution," Harvest Home is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.           Properties

         The following table sets forth certain information at September 30, 1999, regarding the properties on which the main office and each branch office of Harvest Home is located:

                                                                   Approx.                 Net
                              Owned                Date             square                book
Location                  or leased            acquired            footage             value(1)
                                                               (In thousands)
Main office:

3621 Harrison Ave.                              Various
Cheviot, OH  45211            Owned           from 1926              6,000                $418
                                             to present

Branch offices:

7030 Hamilton Ave.
Cinti., OH  45231             Owned                1975              1,200                $277

3663 Ebenezer Road
Cinti., OH 45248              Owned                1985              1,000                $287


1) At September 30, 1999, Harvest Home's office premises and equipment had a total net book value of $1.2 million. For additional information regarding Harvest Home's office premises and equipment, see Notes A-6 and E of Notes to Consolidated Financial Statements.

         Harvest Home has contracted for the data processing and reporting services of NCR Corporation. The cost of these data processing services is approximately $9,000 per month.


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

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

         The no par Common Stock was issued for the first time pursuant to subscription orders on October 7, 1994. 991,875 shares were issued. The shares are traded on the NASDAQ market. The stock opened at $10.00 per share. As of December 10, 1999, the stock was trading at $17.00 per share.

         As of December 10, 1999, there are approximately 350 holders of record of the no par Common Stock of HHFC.

         Presented below are the high and low bid prices for the Corporation's common stock, as well as the amount of cash dividends paid on the common stock, for each quarter of fiscal 1999. Such values do not include retail markups, markdowns or commissions. Information relating to prices has been obtained by the Corporation from NASDAQ for fiscal 1999.

                                                                                    Cash
Fiscal year ending September 30, 1999              High              Low       Dividends
Quarter ending December 31, 1998                 $15.00           $12.00           $.11
Quarter ending March 31, 1999                    $17.00           $13.88           $.11
Quarter ending June 30, 1999                     $15.50           $11.75           $.11
Quarter ending September 30, 1999                $15.25           $11.50           $.11


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from Harvest Home Financial Corporation's 1999 Annual Report to Shareholders ("Annual Report"), the Managements Discussion and Analysis of which is included in
Exhibit 13 as attached hereto.


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

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


                                        POSITION WITH              DATE OF           TERMS
NAME                      AGE           HARVEST HOME               SERVICE          EXPIRE
John E. Rathkamp           57           President,                    1971            2001
                                        Secretary, Director,
                                        Managing Officer

Dennis J. Slattery         47           Executive Vice                1978             N/A
                                        President

Richard F. Hauck           70           Vice President,               1985            2000
                                        Director

Walter A. Schuch           82           Chairman of Board,            1955            2001
                                        Director

Thomas L. Eckert           76           Director                      1973            2000

Marvin J. Ruehlman         78           Director                      1955            2001

Herbert E. Menkhaus        71           Director                      1985            2001

George C. Eyrich           80           Director                      1954            2001


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

     To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation, all Section 16(a) filing requirements for officers, directors and greater than ten percent (10%) beneficial owners were complied with and the requisite Forms 5 were filed on December 13, 1999. All Section 16(a) filing requirements applicable to its officers, directors and greater than ten (10) percent beneficial owners were complied with the during the fiscal year ended September 30, 1999. The only director who had any changes in his level of ownership was Richard F. Hauck, who exercised options, the ESOP and through distribution from his retirement plan.

Item 10.   Executive Compensation

         The following table presents certain information regarding the cash and non cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer. No other executive officers received a salary and bonus in excess of $100,000 during the fiscal year ended September 30, 1999.


Name and Principal Position            Fiscal                    Annual Compensation
                                     Year-End
                                                                                                 All
                                                           Salary             Bonus            Other
John E. Rathkamp, President,
Secretary, Managing Officer              1997            $100,350            $3,295          $77,952

                                         1998            $104,550            $3,875          $42,508

                                         1999            $107,137            $4,325          $46,067


Item 11.   Security Ownership of Certain Beneficial Owners and Management


                                       Amount and Nature               Percent of
Name                                of Beneficial Ownership        Shares Outstanding
John E. Rathkamp                            14,959                         1.7%
Dennis J. Slattery                           7,475                          .8%
Richard F. Hauck                            24,915                         2.9%
Walter A. Schuch                            14,959                         1.7%
Thomas L. Eckert                            14,959                         1.7%
Marvin J. Ruehlman                          14,959                         1.7%
Herb E. Menkhaus                            14,959                         1.7%
George C. Eyrich                            14,959                         1.7%

Total of all directors
and officers as a group                    122,144                        14.1%

Harvest Home Financial Corporation
Employee Stock Ownership Plan (1)           74,469                         8.5%

Tontine Financial Partners, L.P.            67,000                         7.7%

Johnson Trust Company                       46,000                         5.3%


1) The amount reported represents shares held by the HHFC Employee Stock Ownership Plan ("ESOP") 54,132 shares of which have been allocated to accounts of participants.

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






                                     HARVEST HOME


                                     /s/John E. Rathkamp
Date:  December 17, 1999             John E. Rathkamp
                                     President and Director (Principal Executive
                                     Officer)

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

Date:  December 17, 1999                             Date:  December 17, 1999


By/s/Walter A. Schuch                                By/s/Thomas L. Eckert
  Walter A. Schuch                                   Thomas L. Eckert
  Director                                           Director

Date:  December 17, 1999                             Date:  December 17, 1999


By/s/Marvin J. Ruehlman                              By/s/Herbert E. Menkhaus
  Marvin J. Ruehlman                                 Herbert E. Menkhaus
  Director                                           Director

Date:  December 17, 1999                             Date:  December 17, 1999


By/s/George C. Eyrich
  George C. Eyrich
  Director

Date:  December 17, 1999

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

10.4              Employment Agreements, Incorporated by reference to the S-1

13                The 1999 Annual Report to Shareholders of Harvest Home Financial Corporation

22                Subsidiary of Harvest Home Financial Corporation

27                1999 Financial Data Schedule


