Form 10QSB
period 1999-12-31
HARVEST HOME FINANCIAL CORP
filed 2000-02-11
CIK 919624

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1999
                               -------------------------------

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

Yes   X                                                                No

As of February 7, 2000, the latest practicable date, 875,289 shares of the registrant's common stock, without par value, were issued and outstanding.









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


                       Harvest Home Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                     December 31,         September 30,
         ASSETS                                                                              1999                  1999
Cash and due from banks                                                                   $ 1,588               $ 1,347
Federal funds sold                                                                            100                   100
Interest-bearing deposits in other financial institutions                                     294                 1,402
                                                                                           ------                ------
         Cash and cash equivalents                                                          1,982                 2,849

Investment securities designated as available for sale - at market                          5,936                 5,951
Mortgage-backed securities designated as available for sale -                              32,678                33,711
  at market
Loans receivable - net                                                                     55,430                52,790
Office premises and equipment - at depreciated cost                                         1,215                 1,236
Federal Home Loan Bank stock - at cost                                                      1,753                 1,723
Accrued interest receivable on loans                                                          260                   287
Accrued interest receivable on mortgage-backed securities                                     171                   160
Accrued interest receivable on investments and
  interest-bearing deposits                                                                   138                    55
Prepaid expenses and other assets                                                              89                   117
Deferred federal income taxes                                                                  51                    56
                                                                                           ------                ------

         Total assets                                                                     $99,703               $98,935
                                                                                           ======                ======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                  $64,561               $66,220
Advances from the Federal Home Loan Bank                                                   24,800                22,600
Advances by borrowers for taxes and insurance                                                 162                   105
Accrued interest payable                                                                      128                   115
Other liabilities                                                                              66                   232
Accrued federal income taxes                                                                   70                    10
                                                                                           ------                ------
         Total liabilities                                                                 89,787                89,282

Stockholders' equity
  Common stock - 2,000,000 shares of no par value authorized;
    991,875 shares issued                                                                       -                     -
  Additional paid-in capital                                                                6,910                 6,887
  Retained earnings - restricted                                                            5,390                 5,329
  Shares acquired by Employee Stock Ownership Plan                                           (150)                 (224)
  Shares acquired by Recognition and Retention Plan                                           (97)                 (194)
 Accumulated comprehensive losses, unrealized losses on
    securities designated as available for sale, net of related tax effects                  (686)                 (694)
  Less 116,586 shares of treasury stock - at cost                                          (1,451)               (1,451)
                                                                                           -------               ------
         Total stockholders' equity                                                         9,916                 9,653
                                                                                           ------                ------

         Total liabilities and stockholders' equity                                       $99,703               $98,935
                                                                                           ======                ======


                       Harvest Home Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                        (In thousands, except share data)


                                                                                                 1999              1998
Interest income
  Loans                                                                                       $   986           $   953
  Mortgage-backed securities                                                                      540               532
  Investment securities                                                                            83                62
  Interest-bearing deposits and other                                                              42                77
                                                                                                -----             -----
         Total interest income                                                                  1,651             1,624

Interest expense
  Deposits                                                                                        728               743
  Borrowings                                                                                      309               303
                                                                                                -----             -----
         Total interest expense                                                                 1,037             1,046

         Net interest income                                                                      614               578

Provision for losses on loans                                                                       3                 3
                                                                                                -----             -----

         Net interest income after provision for losses on loans                                  611               575


Other operating income                                                                             34                20
                                                                                                -----             -----

General, administrative and other expense
  Employee compensation and benefits                                                              234               224
  Occupancy and equipment                                                                          56                49
  Federal deposit insurance premiums                                                               10                 9
  Franchise taxes                                                                                  28                31
  Data processing                                                                                  30                21
  Other operating                                                                                  56                54
                                                                                                -----             -----
         Total general, administrative and other expense                                          414               388
                                                                                                -----             -----

         Earnings before income taxes                                                             231               207

Federal income taxes
  Current                                                                                          77               115
  Deferred                                                                                          1               (45)
                                                                                                -----             -----
         Total federal income taxes                                                                78                70
                                                                                                -----             -----

         NET EARNINGS                                                                          $  153            $  137
                                                                                                =====             =====

         EARNINGS PER SHARE
           Basic                                                                                 $.18              $.16
                                                                                                  ===               ===

           Diluted                                                                               $.17              $.15
                                                                                                  ===               ===

                       Harvest Home Financial Corporation
              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

                     For the three months ended December 31,
                                 (In thousands)


                                                                                               1999                1998
Net earnings                                                                                   $153                $137

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of tax of $4 and $38 in 1999 and 1998, respectively                           8                 (74)
                                                                                                ---                 ---

Comprehensive income                                                                          $ 161                $ 63
                                                                                               ====                 ===

Accumulated comprehensive income (losses)                                                     $(686)               $ 13
                                                                                               ====                 ===

                     The Harvest Home Financial Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)
                                                                                                 1999              1998
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                                  $  153           $   137
  Adjustments to reconcile net earnings to
  net cash provided by (used in) operating
  activities:
    Amortization of deferred loan origination fees                                                 (3)              (17)
    Depreciation and amortization                                                                  21                15
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                              2                 2
    Provision for losses on loans                                                                   3                 3
    Amortization expense of stock benefit plans                                                   193               174
    Federal Home Loan Bank stock dividends                                                        (30)              (29)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                         27                33
      Accrued interest receivable on mortgage-backed securities                                   (11)               29
      Accrued interest receivable on investments and interest-
        bearing deposits                                                                          (83)              (72)
      Prepaid expenses and other assets                                                            28                64
      Accrued interest payable                                                                     13               (14)
      Other liabilities                                                                          (166)             (168)
      Federal income taxes
        Current                                                                                    60                29
        Deferred                                                                                    1               (45)
                                                                                               ------             -----
         Net cash provided by operating activities                                                208               141

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                                            1,059             6,572
  Principal repayments on loans                                                                 2,071             3,066
  Loan disbursements                                                                           (4,711)           (3,099)
  Purchase of office equipment                                                                      -               (28)
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                   (1,581)            6,511
                                                                                               ------            ------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                                (1,373)            6,652
                                                                                               ------            ------

                     The Harvest Home Financial Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)
                                                                                                 1999              1998
         Net cash provided by (used in) operating and investing
           activities (balance brought forward)                                               $(1,373)           $ 6,652

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                  (1,659)             4,629
  Proceeds from Federal Home Loan Bank advances                                                 2,600                  -
  Repayment of Federal Home Loan Bank advances                                                   (400)            (5,850)
  Advances by borrowers for taxes and insurance                                                    57                 38
  Dividends on common stock                                                                       (92)               (95)
  Stock options exercised                                                                           -                161
                                                                                               ------             ------
         Net cash provided by (used in) financing activities                                      506             (1,117)
                                                                                               ------             ------

Net increase (decrease) in cash and cash equivalents                                             (867)             5,535

Cash and cash equivalents at beginning of period                                                2,849              2,887
                                                                                                -----              -----

Cash and cash equivalents at end of period                                                     $1,982           $  8,422
                                                                                                =====              =====

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                       $   30             $  108
                                                                                                =====              =====

    Interest on deposits and borrowings                                                        $1,024             $1,060
                                                                                                =====              =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                       $    8             $  (74)
                                                                                                =====              =====

                       Harvest Home Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 1999 and 1998


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Harvest Home Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended September 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and Harvest Home Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 20,337 unallocated ESOP shares, totaled 854,952 for the three month period ended December 31, 1999. Weighted average common shares outstanding, which gives effect to 28,252 unallocated ESOP shares, totaled 860,313 for the three month period ended December 31, 1998.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 889,600 for the three month period ended December 31, 1999, and 890,234 for the three month period ended December 31, 1998.

Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 34,648 and 29,921 for the three month periods ended December 31, 1999 and 1998, respectively.

                       Harvest Home Financial Corporation

          For the three month periods ended December 31, 1999 and 1998


4.  Effects of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debit securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans and the effect of certain recent accounting pronouncements on results of operations and financial position.


Discussion of Financial Condition Changes from September 30, 1999 to December 31, 1999

At December 31, 1999, the Corporation had total assets of $99.7 million, an increase of $768,000 or 0.8%, from September 30, 1999. The increase in assets was funded primarily through an increase in borrowings of $2.2 million, partially offset by a decrease in deposits of $1.7 million, and consisted primarily of a $2.6 million increase in loans receivable, offset by a $1.0 million decrease in mortgage-backed securities and an $867,000 decrease in cash and cash equivalents.

Cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and investment securities decreased by $882,000, or 10.0%, to a total of $7.9 million at December 31, 1999. The decrease in liquid assets was primarily the result of a $1.7 million decrease in deposits and a $2.6 million increase in loans receivable, partially offset by a $1.0 million decrease in mortgage-backed securities and an increase of $2.2 million in advances from Federal Home Loan Bank.

Mortgage-backed securities decreased by $1.0 million, or 3.1%, to a total of $32.7 million at December 31, 1999, as compared to $33.7 million at September 30, 1999. Principal repayments of $1.0 million during the 1999 three month period were utilized to partially fund the $1.7 million decrease in deposits.

Loans receivable increased by $2.6 million, or 5.0%, to a total of $55.4 million at December 31, 1999. Loan origination volume of $4.7 million during the 1999 three month period exceeded principal repayment on loans of $2.1 million.

The Savings Bank's allowance for loan losses totaled $142,000 at December 31, 1999, and $139,000 at September 30, 1999. The allowance for loan losses is evaluated by management based upon an assessment of current and anticipated economic conditions applied to the loan portfolio, as well as, evaluating the quality of the portfolio. At December 31, 1999, the Corporation had $292,000 in nonperforming loans, as compared to $25,000 in nonperforming loans at September 30, 1999. Although management believes that its allowance for loan losses at December 31, 1999, was adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Harvest Home's results of operations.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1999 to December 31, 1999 (continued)

Deposits totaled $64.6 million at December 31, 1999, a decrease of $1.7 million, or 2.5%, from the balance of deposits outstanding at September 30, 1999. The decrease was primarily a result of competitive certificate of deposit rates in the market area.

Advances from the Federal Home Loan Bank increased by $2.2 million, or 9.7%, during the current period. These funds were utilized to partially fund the $2.6 million increase in loans receivable.

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

As of December 31, 1999, the Savings Bank's regulatory capital substantially exceeded all minimum capital requirements.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Three Month Periods Ended December 31, 1999 and 1998

General

Net earnings for the three months ended December 31, 1999, totaled $153,000, an increase of $16,000, or 11.7%, over the comparable quarter in fiscal 1998. The increase in net earnings resulted primarily from a $36,000 increase in net interest income and a $14,000 increase in other income, partially offset by a $26,000 increase in general, administrative and other expenses and an $8,000 increase in the federal income tax provision.

Net Interest Income

Interest income on loans totaled $986,000 for the three months ended December 31, 1999, an increase of $33,000, or 3.5%, over the 1998 quarter, due primarily to a $5.1 million increase in the average portfolio balance outstanding, partially offset by a decrease in the yield of approximately 50 basis points, to 7.32% for the quarter ended December 31, 1999. Interest income on mortgage-backed securities increased by $8,000, or 1.5%, due to a 20 basis point increase in the weighted-average yield, partially offset by a $586,000 decrease in the average portfolio balance outstanding year to year. Interest income on investment securities and other interest-earning assets decreased by $14,000, or 10.1%. This decrease was primarily the result of a $1.4 million decrease in the average portfolio balance outstanding, offset by a 24 basis point increase in the weighted-average yield.

Interest expense on deposits decreased by $15,000, or 2.0%, during the three months ended December 31, 1999. The decrease was primarily the result of a decrease in cost of deposits of approximately 32 basis points to 4.43%, offset by a $3.1 million increase in the average balance of deposits outstanding in the quarter ended December 31, 1999.

Interest expense on borrowings increased by $6,000 or 2.0%, as a result of a $25,000 increase in the average balance outstanding, coupled with a 10 basis point increase in the average cost of advances outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $36,000 or 6.2%, during the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. The interest rate spread increased by 11 basis points to 2.17% for the current quarter, while the net interest margin increased by 8 basis points to 2.55% as compared to the same quarter in 1998.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1999 and 1998 (continued)

Other Income

Other income totaled $34,000 for the three months ended December 31, 1999, an increase of $14,000, or 70.0%, over the comparable 1998 quarter. This increase was primarily due to a $7,000 increase in NOW account fees and a $7,000 increase in ATM service charges.

General, Administrative and Other Expense

General, administrative and other expense increased by $26,000, or 6.7%, during the three months ended December 31, 1999, as compared to the same quarter in 1998. This increase was primarily the result of a $10,000, or 4.5%, increase in employee compensation and benefits, a $7,000, or 14.3%, increase in occupancy and equipment expense, and a $9,000, or 42.9%, increase in data processing expense. The increase in employee compensation and benefits resulted primarily from normal merit increases and increased health insurance premiums. The increase in occupancy and equipment was due to depreciation on the teller operating system upgrade completed mid-1999. This system upgrade also resulted in an increase in data processing expense.

Federal Income Taxes

The provision for federal income taxes increased by $8,000, or 11.4%, during the three months ended December 31, 1999, due primarily to an increase in earnings before income taxes of $24,000, or 11.6%. The Corporation's effective tax rates amounted to 33.8% during each of the three month periods ended December 31, 1999 and 1998.

                       Harvest Home Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters

As with all providers of financial services, the Corporation's operations are heavily dependent on information technology systems. During the three years leading up to January 1, 2000, the Corporation addressed the potential problems associated with the possibility that the computers that control or operate the Corporation's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Corporation worked with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

Harvest Home's primary data processing applications are handled by a third-party service bureau, NCR. NCR advised Harvest Home that it had migrated to a fully Year 2000 compliant processing system that had been fully tested as of January 1, 1999. Management had also reviewed Harvest Home's ancillary equipment and provided the appropriate remedial measures, including requesting service providers to assure the Savings Bank that their systems and products were fully year 2000 compliant. During fiscal 1999, Harvest Home upgraded its existing teller operating system with capital expense of approximately $170,000.

Management had also developed a contingency plan which included access to an alternative processing site provided by NCR. Additionally, the Savings Bank had the capability to process transactions manually for a period of several weeks, if necessary, upon arrival of the year 2000.

Due to the preparation and testing outlined above, the Corporation encountered no problems with its information technology systems upon arrival of the year 2000. However, Harvest Home could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in Harvest Home's primary market area. Because Harvest Home's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Harvest Home's primary market area is not significantly dependent upon one employer or industry, Harvest Home does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                       Harvest Home Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:        None.

         Exhibit 27: Financial Data Schedule for the three month period ended December 31, 1999.

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





Date:                             By: /s/John E. Rathkamp
                                        John E. Rathkamp
                                        President, Chief Executive Officer
                                        and Secretary



Date:                             By: /s/Dennis J. Slattery
                                        Dennis J. Slattery
                                        Executive Vice President,
                                        Treasurer